Form 10-Q
period 2010-07-28
SOLUTIA INC
filed 2010-07-28
CIK 1043382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by Court.  Yes  X    No___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2010
Common Stock, $0.01 par value	121,981,790

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SOLUTIA INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net Sales	$518	$410	$984	$749
Cost of goods sold	396	288	716	546
Gross Profit	122	122	268	203
Selling, general and administrative expenses	67	54	133	104
Research, development and other operating expenses, net	3	2	7	6
Operating Income	52	66	128	93
Interest expense	(36)	(22)	(74)	(59)
Other income (loss), net	10	(1)	13	(2)
Loss on debt extinguishment	--	(8)	(89)	(8)
Income (Loss) from Continuing Operations Before Income Tax Expense	26	35	(22)	24
Income tax expense	2	10	11	3
Income (Loss) from Continuing Operations	24	25	(33)	21
Income (Loss) from Discontinued Operations, net of tax	17	(14)	17	(169)
Net Income (Loss)	41	11	(16)	(148)
Net income attributable to noncontrolling interest	--	1	1	1
Net Income (Loss) attributable to Solutia	$41	$10	$(17)	$(149)

Basic and Diluted Income (Loss) per Share attributable to Solutia:
Income (Loss) from Continuing Operations attributable to Solutia	$0.20	$0.25	$(0.28)	$0.21
Income (Loss) from Discontinued Operations, net of tax	0.14	(0.15)	0.14	(1.79)
Net Income (Loss) attributable to Solutia	$0.34	$0.10	$(0.14)	$(1.58)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net Income (Loss)	$41	$11	$(16)	$(148)
Other Comprehensive Income (Loss):
Currency translation adjustments	(54)	56	(89)	19
Pension settlement	--	20	1	20
Unrealized gain on derivative instruments	--	--	--	4
Realized loss on derivative instruments	2	--	2	--
Amortization of net actuarial loss	1	--	2	2
Comprehensive Income (Loss)	(10)	87	(100)	(103)
Comprehensive Income attributable to noncontrolling interest	--	1	1	1
Comprehensive Income (Loss) attributable to Solutia	$(10)	$86	$(101)	$(104)

See accompanying Notes to the Consolidated Financial Statements

SOLUTIA INC.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in millions, except per share amounts)
(Unaudited)

	June 30, 2010	December 31, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$127	$243
Trade receivables, net of allowances of $3 in 2010 and $2 in 2009	286	268
Miscellaneous receivables	69	82
Inventories	283	257
Prepaid expenses and other assets	21	37
Assets of discontinued operations	--	10
Total Current Assets	786	897
Net Property, Plant and Equipment	864	919
Goodwill	722	511
Net Identified Intangible Assets	928	803
Other Assets	105	136
Total Assets	$3,405	$3,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$176	$169
Accrued liabilities	256	206
Short-term debt, including current portion of long-term debt	8	28
Liabilities of discontinued operations	3	50
Total Current Liabilities	443	453
Long-Term Debt	1,534	1,264
Postretirement Liabilities	345	411
Environmental Remediation Liabilities	252	260
Deferred Tax Liabilities	202	179
Other Liabilities	121	99

Commitments and Contingencies (Note 8)

Shareholders’ Equity:
Common stock at $0.01 par value; (500,000,000 shares authorized, 122,529,368 and 121,869,293 shares issued in 2010 and 2009, respectively)	1	1
Additional contributed capital	1,621	1,612
Treasury shares, at cost (547,578 in 2010 and 430,203 in 2009)	(3)	(2)
Accumulated other comprehensive loss	(321)	(237)
Accumulated deficit	(798)	(781)
Total Shareholders’ Equity attributable to Solutia	500	593
Equity attributable to noncontrolling interest	8	7
Total Shareholders’ Equity	508	600
Total Liabilities and Shareholders’ Equity	$3,405	$3,266

See accompanying Notes to the Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)
	Six Months Ended June 30,
	2010	2009
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS OPERATING ACTIVITIES:
Net loss	$(16)	$(148)
Adjustments to reconcile net loss to net cash provided by operations:
(Income) Loss from discontinued operations, net of tax	(17)	169
Depreciation and amortization	55	51
Pension obligation related expense less than contributions	(57)	(11)
Other postretirement benefit obligation related expense less than contributions	(4)	(5)
Amortization of deferred debt issuance costs and debt discount	5	10
Deferred income taxes	(35)	(9)
Other charges:
Non-cash loss on deferred debt issuance cost and debt discount write-off	80	8
Other charges, including restructuring expenses	59	1
Changes in assets and liabilities:
Income taxes payable	10	3
Trade receivables	(6)	(5)
Inventories	(14)	56
Accounts payable	(6)	(21)
Environmental remediation liabilities	(8)	(8)
Restricted cash for environmental remediation and other legacy payments	--	10
Other assets and liabilities	55	(12)
Cash Provided by Operations – Continuing Operations	101	89
Cash Provided by (Used in) Operations – Discontinued Operations	(18)	59
Cash Provided by Operations	83	148

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(14)	(23)
Acquisition payments	(371)	(1)
Property disposals	--	1
Cash Used in Investing Activities – Continuing Operations	(385)	(23)
Cash Provided by (Used in) Investing Activities – Discontinued Operations	(2)	21
Cash Used in Investing Activities	(387)	(2)

FINANCING ACTIVITIES:
Net change in lines of credit	--	(14)
Proceeds from long-term debt obligations	1,144	70
Payment of long-term debt obligations	(878)	(80)
Net change in long-term revolving credit facilities	--	(181)
Proceeds from stock issuance	--	119
Proceeds from short-term debt obligations	--	11
Payment of short-term debt obligations	(16)	(13)
Debt issuance costs	(27)	(4)
Purchase of treasury shares	(1)	(1)
Other, net	(9)	(2)
Cash Provided by (Used in) Financing Activities	213	(95)

Effect of Exchange Rate Changes on Cash	(25)	--

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(116)	51
CASH AND CASH EQUIVALENTS:
Beginning of period	243	32
End of period	$127	$83

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$48	$61
Cash payments for income taxes, net of refunds	$19	$3

Non-Cash Investing Activities:
Capital expenditures included in accounts payable	$4	$1

See accompanying Notes to the Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Dollars in millions)

	Equity attributable to Solutia
	Common Stock	Additional Contributed Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Equity Attributable to Noncontrolling Interest	Total Shareholders’ Equity
Beginning Balance – January 1, 2009	$1	$1,474	$--	$(286)	$(668)	$8	$529
Comprehensive income:
Net loss	--	--	--	--	(159)	--	(159)
Accumulated currency adjustments	--	--	--	(37)	--	--	(37)
Unrealized gain on derivative instruments	--	--	--	4	--	--	4
Amortization of net actuarial loss	--	--	--	2	--	--	2
Dividends attributable to noncontrolling interest	--	--	--	--	--	(2)	(2)
Treasury stock purchases	--	--	(1)	--	--	--	(1)
Share-based compensation expense	--	6	--	--	--	--	6
Ending Balance – March 31, 2009	1	1,480	(1)	(317)	(827)	6	342
Comprehensive income:
Net income	--	--	--	--	10	1	11
Accumulated currency adjustments	--	--	--	56	--	--	56
Pension settlement	--	--	--	20	--	--	20
Issuance of common stock	--	119	--	--	--	--	119
Treasury stock purchases	--	--	(1)	--	--	--	(1)
Share-based compensation expense	--	5	--	--	--	--	5
Ending Balance – June 30, 2009	$1	$1,604	$(2)	$(241)	$(817)	$7	$552

Beginning Balance – January 1, 2010	$1	$1,612	$(2)	$(237)	$(781)	$7	$600
Comprehensive income:
Net loss	--	--	--	--	(58)	1	(57)
Accumulated currency adjustments	--	--	--	(35)	--	--	(35)
Amortization of net actuarial loss	--	--	--	1	--	--	1
Pension settlement charge	--	--	--	1	--	--	1
Treasury stock purchases	--	--	(1)	--	--	--	(1)
Share-based compensation expense	--	4	--	--	--	--	4
Ending Balance – March 31, 2010	1	1,616	(3)	(270)	(839)	8	513
Comprehensive income:
Net income	--	--	--	--	41	--	41
Accumulated currency adjustments	--	--	--	(54)	--	--	(54)
Realized loss on derivative instruments	--	--	--	2	--	--	2
Amortization of net actuarial loss	--	--	--	1	--	--	1
Share-based compensation expense	--	5	--	--	--	--	5
Ending Balance – June 30, 2010	$1	$1,621	$(3)	$(321)	$(798)	$8	$508

See accompanying Notes to the Consolidated Financial Statements.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

1.  Basis of Presentation and Accounting Policies

Basis of Presentation

Unless the context requires otherwise, the terms “Solutia”, “Company”, “we”, and “our” in this report refer to Solutia Inc. and its subsidiaries. The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  Therefore, this Report on Form 10-Q should be read in conjunction with Solutia’s Report on Form 10-K for the fiscal year ended December 31, 2009.  In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported.  Financial information for the first six months of fiscal year 2010 should not be annualized because of the seasonality of our business.

Reclassifications

We reclassified $8 for the three and six months ended June 30, 2009 from interest expense to loss on debt extinguishment to conform to the 2010 presentation.  The reclassification had no impact to reported net income (loss) for the respective periods.

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

2.  Acquisitions and Divestitures

Acquisitions

On April 30, 2010, Solutia purchased 100% of the shares of Novomatrix Pte. Ltd. (“Novomatrix”) for $73, subject to a working capital adjustment (“Novomatrix Acquisition”). Novomatrix is a leader in branding, marketing, and distributing performance window films catering to the premium segment in the automotive and architectural markets.  The Novomatrix Acquisition allows us to support our growth strategy for our Performance Films reporting segment by expanding our global footprint into key emerging regions through Novomatrix’s well-established presence in Southeast Asia and the Middle East.

On June 1, 2010, Solutia purchased 100% of the shares of Etimex Solar GmbH (“Vistasolar”) for $294 and $3 of incremental working capital, which is subject to a final working capital adjustment (“Vistasolar Acquisition”).  Vistasolar is a leading supplier of ethylene vinyl acetate (“EVA”) encapsulants to the photovoltaic market which enables us to expand our Advanced Interlayers product portfolio to supply each of the dominant photovoltaic encapsulant technologies.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

The Novomatrix Acquisition and Vistasolar Acquisition were accounted for as business combinations, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair value.  The purchase price allocations for the second quarter 2010 are subject to adjustments, principally related to the working capital true-up mechanism.  Possible other adjustments to recorded fair value may include those relating to: (i) completion of valuation reports associated with fixed assets and identified intangible assets, (ii) deferred tax assets and liabilities and (iii) adjustments to the amount of recorded goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of both acquisitions.

	Novomatrix	Vistasolar
	April 30, 2010	June 1, 2010
Assets:
Trade receivables	$2	$10
Miscellaneous receivables	1	--
Inventories	10	3
Property, plant and equipment	--	16
Identified intangible assets	50	119
Goodwill	24	187
Total assets acquired	$87	$335
Liabilities:
Accounts payable	$4	$2
Accrued liabilities	2	1
Postretirement liabilities	--	1
Deferred tax liabilities	8	34
Total liabilities assumed	$14	$38

Goodwill resulting from both acquisitions is not deductible for tax purposes. See Note 4 – Goodwill and Other Intangible Assets for further information, including allocation of goodwill by segment.  Goodwill largely consists of expected growth synergies through the application of each company’s innovative technologies and expansion of distribution channels in emerging markets in addition to cost synergies resulting from manufacturing and supply chain work process improvements.

The following table presents the weighted average life in years and the gross carrying value of the identified intangible assets included in net identified intangible assets within the Consolidated Statement of Financial Position on the date of acquisition for the Novomatrix Acquisition and Vistasolar Acquisition:

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

	Novomatrix		Vistasolar
	April 30, 2010		June 1, 2010
	Weighted Average Life in Years	Carrying Value	Weighted Average Life in Years	Carrying Value
Technology	--	$--	20	$25
Customer relationships	17	29	25	81
Other	5	1	3	5
Trademarks	N/A	20	N/A	8
Total identified intangible assets	17	$50	23	$119

Total weighted average life in years	22

Effective May 1, 2010 and June 1, 2010, results from the operations of Novomatrix and Vistasolar, respectively, have been included in our Consolidated Statement of Operations.  We have incurred $3 and $7 of acquisition related costs, including legal and accounting fees related to both acquisitions, for the three and six months ended June 30, 2010, respectively.  These costs were recorded in selling, general and administrative expenses.  The following table shows the results of operations for both acquisitions that were included in our Consolidated Statement of Operations since the date of acquisition:

	Three and Six Months Ended June 30, 2010
	Novomatrix	Vistasolar
Net sales	$7	$7
Net income	$--	$2
Net income per basic and dilutive share	$--	$0.02

The following pro forma financial information presents the combined results of operations of Solutia, as if the Novomatrix Acquisition and Vistasolar Acquisition had occurred at the beginning of the periods presented.  The pro forma results below are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented and should not be taken as representation of our future consolidated results of operations.  Pro forma results were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$539	$430	$1,039	$786
Net income (loss)	$47	$10	$(5)	$(151)
Net income (loss) per basic and dilutive share	$0.39	$0.10	$(0.04)	$(1.60)
Net income (loss) attributable to Solutia	$47	$9	$(6)	$(152)
Net income (loss) attributable to Solutia per basic and dilutive share	$0.39	$0.09	$(0.05)	$(1.61)

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Divestitures

On June 1, 2009, we sold substantially all the assets and certain liabilities, including environmental remediation liabilities and pension liabilities of active employees, of our Integrated Nylon business to S.K. Capital Partners II, L.P. (the “Buyer”) resulting in the realization of a loss of $76, which was recorded in income (loss) from discontinued operations for the six months ended June 30, 2009.  On April 20, 2010, we entered into a settlement agreement that resolved all outstanding matters with Lyondell Chemical Company (“Lyondell”), a guest that operated at the Integrated Nylon Alvin, Texas plant, in exchange for payment by us of $17.  Separately, we entered into an agreement with the Buyer whereby our liability for indirect residual costs at the plant is settled in exchange for a payment by us of $4.  During 2009, we accrued for our estimate of such settlements.  Each settlement became effective upon Lyondell’s emergence from bankruptcy protection on April 30, 2010.  Based on the terms of the settlements, we recognized a gain of $17 during the second quarter 2010 in income (loss) from discontinued operations.  Of the total $21 in settlements, we paid $19 in the second quarter 2010 with the remaining $2 to be paid in the second half of 2010.

A summary of the net sales and income (loss) from discontinued operations related to our Integrated Nylon  business is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Integrated Nylon:
Operating results:
Net sales	$--	$162	$--	$370
Income (Loss) before income taxes	$17	$(13)	$17	$(187)
Income tax benefit	--	--	--	(17)
Income (Loss) from discontinued operations, net of tax	$17	$(13)	$17	$(170)

The carrying amounts of all assets and liabilities associated with our Integrated Nylon business have been classified as current in the Consolidated Statement of Financial Position and consist of the following:

	June 30, 2010	December 31, 2009

Assets:
Miscellaneous receivables	$--	$10
Assets of discontinued operations	$--	$10

Liabilities:
Accounts payable	$--	$29
Accrued liabilities	3	21
Liabilities of discontinued operations	$3	$50

The 2009 operating results of our Integrated Nylon business reflect adjustments to our interest expense associated with debt which would be repaid using anticipated sales proceeds which were not previously allocated to the results of this business.  Conversely, certain corporate expenses are excluded from the operating results which had previously been allocated to Integrated Nylon.

On January 31, 2003, we sold the resins, additives and adhesives business to UCB S.A.  During the six months ended June 30, 2009, changes related to tax audits from 2000 through 2004 for our 100% owned subsidiary, Solutia Deutschland GmbH, resulted in a reduction in previously unrecognized tax benefits of $1.  Accordingly, an income tax benefit equal to this amount was recognized in income (loss) from discontinued operations.

3.  Share-Based Compensation

On April 21, 2010, at our annual meeting of stockholders, our stockholders approved amendments to our 2007 Management Long-Term Incentive Plan (the “2007 Management Plan”).  The amendments, among other things, increase the number of shares reserved for issuance under the 2007 Management Plan by 3,640,000 shares, to a total amount of 10,840,000 shares.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Stock Options

We granted options to purchase a total of 987,374 shares of common stock to eligible employees under our 2007 Management Plan during the six months ended June 30, 2010.  We did not grant any options under our 2007 Non-Employee Director Stock Compensation Plan (“2007 Director Plan”) during the six months ended June 30, 2010.  The options granted (i) have an exercise price of not less than 100 percent of the fair market value of the common stock on the grant date, (ii) substantially all become exercisable in four equal installments on the first, second, third and fourth anniversary of the grant date, subject to the employee’s continued employment and (iii) expire on the tenth anniversary of the grant date.  We did not grant any options to purchase shares of common stock under the 2007 Management Plan or 2007 Director Plan during the six months ended June 30, 2009.

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

The weighted average fair value of options granted during the six months ended June 30, 2010 was determined based on the following weighted average assumptions:

June 30, 2010

Expected volatility	37.10%
Expected term (in years)	6.3
Risk-free rate	3.19%
Weighted average grant date fair value	$7.13

A summary of stock option information as of June 30, 2010 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (a)

Vested or Expected to Vest at June 30, 2010	2,661,209	$17.13	8.4	$--
Exercisable at June 30, 2010	1,214,682	$17.24	7.7	$--

(a)
Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of our common stock as of the reporting date. If the exercise price of the underlying awards is higher than the quoted market price of our common stock as of the reporting date, the intrinsic value of the award is $0.

During the three and six months ended June 30, 2010, we recognized $1 and $2 of compensation expense related to our stock options, respectively.  For the three and six months ended June 30, 2009, we recognized $2 and $4 of compensation expense related to our stock options, respectively, of which $1 was allocated to discontinued operations.  Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $8 as of June 30, 2010 which will be recognized as expense over a remaining weighted average period of 1.9 years.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Restricted Stock Awards

We granted 608,940 shares of restricted stock awards with a weighted average grant date fair value of $18.91 per share to certain employees under our 2007 Management Plan during the six months ended June 30, 2010.  Half of the 2007 Management Plan shares granted during the six months ended June 30, 2010 vest upon completion of a service condition and the remaining half of the shares vest based upon the attainment of certain performance and market conditions (“Performance Shares”).  The service condition shares vest 100 percent in April 2014 and the Performance Shares vest in April 2013 if attainment of the performance and market conditions is achieved. The actual vesting of the Performance Shares could range from zero to 175 percent of the targeted number of shares depending upon actual performance.  We did not grant any restricted stock awards under the 2007 Management Plan during the six months ended June 30, 2009.

We granted 36,447 shares of restricted stock awards as initial or annual equity retainers with a weighted-average grant date fair value of $16.95 per share to our non-employee directors under the 2007 Director Plan during the six months ended June 30, 2010.  Included in this grant are 6,227 shares, representing an initial equity retainer, that vests in three equal installments on the anniversary of the grant.  The balance of the shares, representing annual equity retainers, vest in three equal installments, with the first installment vesting as of the date of the grant and the remaining vesting equally on the first and second anniversary of the grant date.  We did not grant any restricted stock awards under the 2007 Director Plan during the six months ended June 30, 2009.

During the three and six months ended June 30, 2010, we recognized $4 and $7 of compensation expense, respectively, related to our restricted stock awards.  During the three and six months ended June 30, 2009, we recognized $3 and $7 of compensation expense, respectively, related to our restricted stock awards, of which $1 was allocated to discontinued operations.  Pre-tax unrecognized compensation expense for restricted stock awards, net of estimated forfeitures, was $24 as of June 30, 2010 which will be recognized as expense over a remaining weighted average period of 2.1 years.

4.  Goodwill and Other Intangible Assets

Goodwill

Goodwill by reportable segment is as follows:

	Advanced Interlayers	Performance Films	Technical Specialties	Total
Balance at December 31, 2009	$205	$159	$147	$511
Acquisitions	187	24	--	211
Balance at June 30, 2010	$392	$183	$147	$722

The goodwill recognized in the Advanced Interlayers and Performance Films reportable segments relate to the Vistasolar Acquisition and Novomatrix Acquisition, respectively.

Identified Intangible Assets

Identified intangible assets are summarized in aggregate as follows:

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

	June 30, 2010				December 31, 2009
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortizable intangible assets:
Customer relationships	13 to 27	$590	$(43)	$547	23 to 27	$491	$(34)	$457
Technology	5 to 26	217	(23)	194	5 to 26	202	(19)	183
Trade names	25	12	(1)	11	25	13	(1)	12
Patents	13	4	(1)	3	13	5	(1)	4
Other	3 to 5	6	--	6	--	--	--	--
Non amortizable intangible assets:
Trademarks		167	--	167		147	--	147
Total identified intangible assets		$996	$(68)	$928		$858	$(55)	$803

Amortization expense and its allocation to cost of goods sold and selling, general and administrative expenses in the Consolidated Statement of Operations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Cost of goods sold	$3	$3	$5	$5
Selling, general and administrative expenses	5	5	10	10
Total	$8	$8	$15	$15

We expect amortization expense for intangible assets to total approximately $34, $38, $38, $36 and $36 for the years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

5.  Detail of Certain Balance Sheet Accounts

Components of inventories were as follows:

Inventories	June 30, 2010	December 31, 2009

Finished goods	$170	$138
Goods in process	41	47
Raw materials and supplies	72	71
Inventories, at FIFO cost	$283	256
Excess of LIFO over FIFO cost		1
Total Inventories		$257

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

Components of property, plant and equipment were as follows:

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Property, Plant and Equipment	June 30, 2010	December 31, 2009

Land	$33	$33
Leasehold improvements	9	10
Buildings	201	211
Machinery and equipment	752	758
Construction in progress	25	35
Total property, plant and equipment	1,020	1,047
Less accumulated depreciation	(156)	(128)
Net Property, Plant and Equipment	$864	$919

Components of accrued liabilities were as follows:
Accrued Liabilities	June 30, 2010	December 31, 2009

Wages and benefits	$49	$24
Foreign currency and interest rate hedge agreements	11	7
Restructuring reserves	25	13
Environmental remediation liabilities	31	31
Accrued income taxes payable	26	19
Accrued selling expenses	15	20
Accrued interest	15	8
Other	84	84
Total Accrued Liabilities	$256	$206

6.  Income Taxes

Income Tax Expense

We recorded net income tax expense on continuing operations of $2 and $11 for the three and six months ended June 30, 2010, respectively, and net income tax expense on continuing operations of $10 and $3 for the three and six months ended June 30, 2009, respectively.  Our income tax expense or benefit is affected by changes in unrecognized tax benefits and the mix of income and losses in the tax jurisdictions in which we operate.  The net income tax expense for the three months ended June 30, 2010 included a $6 reduction in a valuation allowance of an ex-U.S. entity.  Included in the net income tax expense for the six months ended June 30, 2009 is a tax benefit of $10 recognized in this period due to developments in relevant tax case law.  For both of the periods presented, we recorded income tax expense on ex-U.S. earnings but a full valuation allowance against the tax benefit on losses experienced in the U.S.

Unrecognized Tax Benefits

The total amount of unrecognized tax benefits, inclusive of interest and penalties, at June 30, 2010 and December 31, 2009 was $147 and $155, respectively.  Included in the balance at June 30, 2010 and December 31, 2009 were $53 and $54, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.  The decrease in the amounts is mainly the result of the closure of tax audits, statute of limitation expirations and the effect of currency exchange rate fluctuations, offset by tax positions with respect to events in the current year.

We file income tax returns in the U.S. and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.  It is reasonably possible that within the next 12 months our unrecognized tax benefits will decrease by a range of $0 to $17 due to the resolution of federal, state and foreign examinations and appeals, and the expiration of various statutes of limitation resulting in a reduction in income tax expense.

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

Primary Accelerators Closure

On April 22, 2010, due to overcapacity within the industry, a disadvantaged cost position and increasing pressure from Far Eastern producers, we made the decision to exit our Primary Accelerators business and to cease manufacturing of SANTOCURE® primary accelerator products at the Monsanto Company (“Monsanto”) facility in Antwerp, Belgium, where we currently operate as a guest, at a date to be determined during the second half of 2010.  Our decision is consistent with our strategy of focusing on businesses that are leaders in their global markets and that have sustainable competitive advantages.  Upon cessation of manufacturing of these products, we will retrospectively report the results of this business, including exit-related charges, as discontinued operations.

    We expect, based upon current information, the exit from the Primary Accelerators business will result in estimated pre-tax charges to income of approximately $40 to $50 within our Technical Specialties reportable segment throughout the closure process over the next two years.  Estimates of the total cost we expect to incur for each major type of cost associated with the exit are as follows: (i) $32 to $40 for contract termination payments in accordance with the operating agreement related to severance and retraining costs for third party employees and indirect residual costs; (ii) $6 for impairment of long-lived assets using a Level 3 fair value measurement as defined by U.S. GAAP under the fair value hierarchy and (iii) $2 to $4 for severance of our employees and other costs.  There can be no assurance as to what the ultimate charges will be.  A summary of the charges associated with this project during the three and six months ended June 30, 2010 as recorded in cost of goods sold is as follows:
	Contract Termination Payments	Impairment of Long-Lived Assets	Total
Three and Six Months Ended June 30, 2010:
Charges taken	$32	$6	$38

Cologne Facility Closure

In the fourth quarter 2009, we announced the sale of our customer list and technology related to select products in our PERKACIT® ultra accelerators product line within our Technical Specialties reportable segment (“Thiurams Sale”).  As part of the Thiurams Sale, we entered into an agreement with the buyer to produce the select products through March 31, 2010 (“Tolling Agreement”) for $4.  At the end of the Tolling Agreement, we ceased manufacturing at the Akzo Nobel facility in Cologne, Germany (“Cologne Facility”) where we operated as a guest with expectation of a complete exit of this facility by the third quarter of 2010.  A summary of the charges and changes in estimate associated with this project during the three and six months ended June 30, 2010 and cumulative charges through June 30, 2010 are as follows:

	Contract Termination Payments	Employment Reductions	Other Restructuring Costs	Total
Three Months Ended June 30, 2010:
Cost of goods sold (a)	$1	$1	$1	$3

Six Months Ended and Cumulative through June 30, 2010:
Cost of goods sold	$2	$2	$1	$5
Selling, general and administrative expenses	--	1	--	1
Total	$2	$3	$1	$6

(a)	The $1 charge for contract termination payments represents a change in estimate due to final negotiations with Akzo Nobel during the three months ended June 30, 2010.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

To complete the closure process, based on current information, we expect to incur charges of approximately $2 as an increase to cost of goods sold for other costs including demolition.  There can be no assurance as to what the ultimate charges will be.

General Corporate

In the fourth quarter of 2008, we initiated a general corporate restructuring targeted to increase the efficiency and cost effectiveness of our support operations.  Throughout 2009, this project expanded in scope to include a reduction in operational personnel in order to more appropriately match our organization with current production levels.  A summary of the employee reduction charges associated with this project during the three and six months ended June 30, 2010 and cumulative charges through June 30, 2010 are as follows:

	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated and Other	Total
Three Months Ended June 30, 2010:
Selling, general and administrative expenses	$--	$--	$--	$1	$1

Six Months Ended June 30, 2010:
Cost of goods sold	$--	$1	$--	$--	$1
Selling, general and administrative expenses	--	--	1	1	2
Total	$--	$1	$1	$1	$3

Cumulative through June 30, 2010:
Cost of goods sold	$3	$2	$1	$1	$7
Selling, general and administrative expenses	12	3	3	14	32
Research, development and other operating expenses, net	1	--	--	--	1
Total	$16	$5	$4	$15	$40

In addition to the cumulative employee reduction charges recorded in selling, general and administrative expenses, we incurred $1 of charges for future contractual payments related to the relocation of certain regional support operations from Singapore to Shanghai, China.  We do not expect to incur any additional restructuring charges for this project.

Ruabon Facility Closure

Due to overcapacity within the industry, a disadvantaged cost position and increasing pressure from Far Eastern producers, we ceased the manufacturing of certain rubber chemicals at our facility in Ruabon, United Kingdom (“Ruabon Facility”) in the third and fourth quarters of 2008 with an expected final closure of the plant in 2014.  A summary of the charges associated with this project within our Technical Specialties reportable segment during the three and six months ended June 30, 2010 and cumulative charges and changes in estimates through June 30, 2010 as recorded in cost of goods sold are as follows:

	Contract Termination Payments	Employment Reductions	Other Restructuring Costs	Total
Three Months Ended June 30, 2010:
Charges taken	$--	$--	$1	$1

Six Months Ended June 30, 2010:
Charges taken	$--	$--	$2	$2

Cumulative through June 30, 2010:
Charges taken	$10	$9	$6	$25
Changes in estimates (a)	(5)	--	--	(5)
Total	$5	$9	$6	$20

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

(a)
We reduced the contract termination payment reserve by $5 due to a renegotiation of the lease and operating agreement with our third party operator.  The new lease and operating agreement, which is effective from September 1, 2009 through December 31, 2013, reduced the services to be provided and increased certain fees allowing the contract to provide an economic benefit.

To complete the closure process, based on current information, we expect to incur an additional $3 in charges as an increase to cost of goods sold for other restructuring costs including demolition.

Restructuring Summary

A summary of all restructuring activity during the three and six months ended June 30, 2010 is as follows:

	Contract Termination Payments	Employment Reductions	Impairment of Long-Lived Assets	Other Restructuring Costs	Total

Balance at December 31, 2009	$2	$15	$--	$--	$17
Charges taken	1	4	--	1	6
Amounts utilized	(1)	(7)	--	(1)	(9)
Currency fluctuations	--	(1)	--	--	(1)
Balance at March 31, 2010	2	11	--	--	13
Charges taken	32	2	6	2	42
Amounts utilized	--	(6)	--	(2)	(8)
Non-Cash reductions	--	--	(6)	--	(6)
Changes in estimates	1	--	--	--	1
Currency fluctuations	(1)	--	--	--	(1)
Balance at June 30, 2010	$34	$7	$--	$--	$41

We expect $25 of restructuring liabilities as of June 30, 2010 to be utilized within the next twelve months.

8.  Commitments and Contingencies

Litigation

We are a party to legal proceedings, which have arisen in the ordinary course of business and involve claims for monetary damages.  As of June 30, 2010 and December 31, 2009, we accrued approximately $3 and $2, respectively, for legal costs to defend ourselves in legal matters.

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

The claims in this matter concern alleged conduct occurring while Flexsys was a joint venture of Solutia and Akzo Nobel, and any potential damages in these cases would be evenly apportioned between Solutia and Akzo Nobel.

Escambia County, Florida Litigation:  In June 2008, a group of approximately fifty property owners and business owners in the Pensacola, Florida area filed a lawsuit in the Circuit Court for Escambia County, Florida against Monsanto, Pharmacia, Solutia and the plant manager at Solutia's former Pensacola plant, which was included in the sale of our Integrated Nylon business.  The lawsuit, entitled John Allen, et al. v. Monsanto Company, et al., alleges that the defendants are responsible for elevated levels of PCBs in the Escambia River and Escambia Bay due to past and allegedly continuing releases of PCBs from the Pensacola plant.  The plaintiffs seek: (1) damages associated with alleged decreased property values caused by the alleged contamination and (2) remediation of the alleged contamination in the waterways.  Plaintiffs did not specify the amount of their alleged damages in their complaint.  Plaintiffs have subsequently amended their complaint to add additional plaintiffs to the litigation, such that 111 property and business owners are now named as plaintiffs.

St. Clair County, Illinois and Related Litigation:  In February 2009, a purported class action lawsuit was filed in the Circuit Court of St. Clair County, Illinois against Solutia, Pharmacia, Monsanto and two other unrelated defendants alleging the contamination of the plaintiff’s property from PCBs, dioxins, furans and other alleged hazardous substances emanating from the defendants’ facilities in Sauget, Illinois (including our W.G. Krummrich site in Sauget, Illinois).  The proposed class action is comprised of residents who live within a two-mile radius of the Sauget facilities.  The plaintiffs are seeking damages for medical monitoring and the costs associated with remediation and removal of alleged contaminants from their property.  This action is one of several lawsuits (primarily filed by the same plaintiffs’ counsel) over the past year regarding alleged historical contamination from the W.G. Krummrich site.

In addition to the purported class action lawsuit, twenty additional individual lawsuits have been filed since February 2009 against the same defendants (including Solutia) comprised of claims from over one thousand individual residents of Illinois who claim they suffered illnesses and/or injuries as well as property damages as a result of the same PCB’s, dioxins, furans and other alleged hazardous substances allegedly emanating from the defendants’ facilities in Sauget.  In June 2010, a group of approximately 1,200 plaintiffs have also filed wrongful death claims in a lawsuit in St. Clair County arising out of alleged contamination from the defendants’ facilities.  Moreover, four additional individual lawsuits comprised of claims from twelve plaintiffs have been filed between January and April 2010 in Madison County, Illinois, alleging the plaintiffs suffered illnesses resulting from exposure to benzene, PCBs, dioxins, furans and other hazardous substances.  Lastly, in June 2010, a second purported class action lawsuit was filed in the Circuit Court of St. Louis City, Missouri against the same defendants alleging the contamination of the plaintiffs’ property from PCBs, dioxins, furans and other alleged hazardous substances emanating from the defendants’ facilities in Sauget, Illinois and from our now-closed Queeny plant in St. Louis.  The plaintiffs are seeking damages for medical monitoring and the costs associated with remediation and removal of alleged contaminants from their property.  The proposed class members include residents exclusively within the state of Missouri.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Upon assessment of the terms of the Monsanto Settlement Agreement and other defenses available to us, we believe the probability of an unfavorable outcome to us on the Putnam County, West Virginia, Escambia County, Florida, and St. Clair County, Illinois and related litigation against us is remote and, accordingly, we have not recorded a loss contingency.  Nonetheless, if it were subsequently determined these matters are not within the meaning of “Legacy Tort Claims,” as defined in the Monsanto Settlement Agreement, or other defenses to us were unsuccessful, it is reasonably possible we would be liable for an amount which cannot be estimated but which could have a material adverse effect on our consolidated financial statements.

Solutia Inc. Employees’ Pension Plan Litigation

Starting in October 2005, separate purported class action lawsuits were filed by current or former participants in our U.S. pension plan (“U.S. Plan”), which were ultimately consolidated in September 2006 into a single case.  The Consolidated Class Action Complaint alleged three separate causes of action against the U.S. Plan: (1) the U.S. Plan violates ERISA by terminating interest credits on prior plan accounts at the age of 55; (2) the U.S. Plan is improperly backloaded in violation of ERISA; and (3) the U.S. Plan is discriminatory on the basis of age.  In September 2007, the court dismissed the plaintiffs’ second and third claims, and by consent of the parties, certified a class action against the U.S. Plan only with respect to plaintiffs’ claim that the U.S. Plan violates ERISA by allegedly terminating interest credits on prior plan accounts at the age of 55.  On June 11, 2009, the United States District Court for the Southern District of Illinois entered a summary judgment in favor of the U.S. Plan on the sole remaining claim against the U.S. Plan.  The district court entered its final appealable judgment in the case on September 29, 2009, and plaintiffs have appealed the decision to the Seventh Circuit Court of Appeals.  The Seventh Circuit held oral argument on the appeal in April 2010, and a decision is pending.

Medicare Reimbursement Litigation

In December 2009, the Department of Justice (“DOJ”), on behalf of the United States government, filed suit in the United States District Court, Northern District of Alabama (in a case captioned United States of America v. Stricker, et al.), against Solutia, Monsanto, Pharmacia and the attorneys and law firms who represented the plaintiffs in Abernathy v. Solutia Inc., et al. (“Abernathy”) lawsuit arising out of PCB contamination in Anniston, Alabama.   The DOJ alleges the defendants failed to reimburse Medicare for medical expenses paid to Abernathy settlement recipients who were Medicare beneficiaries.  Specifically, the DOJ claims that approximately 907 claimants who received payments for medical treatment under the Abernathy settlement were Medicare beneficiaries who received “conditional” payments from Medicare for the same treatment.  The DOJ alleges that the conditional payments were subject to reimbursement if a primary payer had responsibility to cover the treatment at issue, but no reimbursement was made to the government by any of the Abernathy participants.  The DOJ is seeking recovery of these allegedly unpaid reimbursements from the defendants who paid into the Abernathy settlement fund, as well as the plaintiffs’ counsel who represented the Medicare recipients and were responsible for the distribution of the settlement funds.  The DOJ did not specify the amount of damages – either generally from the defendants or specifically from Solutia – which the government seeks in this case.

Solutia denies the allegations, and asserts that liability for such reimbursements should be the responsibility of the plaintiffs’ counsel who were actually responsible for the distribution of the settlement funds to the plaintiffs.  In February 2010, defendants filed motions, which are currently pending, to dismiss the suit.

Resolution of Tax Indemnification

During the second quarter 2010, we received a favorable settlement in a tax indemnification case related to income taxes we paid on a business for periods prior to our acquisition.  The settlement resulted in an $8 gain recorded in other income (loss), net within Unallocated and Other during the three and six months ended June 30, 2010.

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

Further, under terms of the Monsanto Settlement Agreement, we have agreed to share responsibility with Monsanto for the environmental remediation at certain locations outside our plant boundaries in Anniston, Alabama and Sauget, Illinois which were also incurred prior to the Solutia Spinoff (the “Shared Sites”).  Under this cost-sharing arrangement, we are responsible for the funding of environmental liabilities at the Shared Sites from February 28, 2008 (the “Effective Date”) up to a total of $325.  Thereafter, if needed, we and Monsanto will share responsibility equally.  From the Effective Date through June 30, 2010, we have made cash payments of $19 toward remediation of the Shared Sites after exhaustion of the special purpose entity funds and have accrued an additional $168 to be paid over the life of the Shared Sites remediation activity.

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
Total
Balance at December 31, 2009	$291
Net charges taken	3
Amounts utilized	(7)
Currency fluctuations	(1)
Balance at March 31, 2010	$286
Net charges taken	3
Amounts utilized	(6)
Balance at June 30, 2010	$283

	June 30, 2010	December 31, 2009
Environmental Remediation Liabilities, current	$31	$31
Environmental Remediation Liabilities, long-term	252	260
Total	$283	$291

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

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Anniston, Alabama:  On Aug. 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Revised Partial Consent Decree, pursuant to which Pharmacia and Solutia are obligated to perform, among other things, residential cleanup work and a remedial investigation/feasibility study (“RI/FS”) as a result of PCB contamination from our Anniston plant, which occurred prior to the Solutia Spinoff.  The residential cleanup is proceeding and should be completed within the next year, along with the implementation of an institutional control program to address future changes to residential properties.  Some level of remediation of non-residential properties and creek floodplains and/or sediment will be required in the future and we have accrued for this liability based upon our understanding of the level and extent of contamination in these areas, the remedial effort likely to be required by various governmental organizations and estimated costs associated with similar remediation projects. We may recover some of our investigation and remediation costs from parties, against whom we filed a cost recovery action in July 2003 but because the eventual outcome of these proceedings is uncertain, our environmental liability at June 30, 2010 does not incorporate this potential reimbursement.  State and Federal Natural Resource Damage Trustees have asserted a claim for potential natural resource damage but have yet to undertake an assessment as to the nature and extent of such damages.  As of June 30, 2010, we have accrued $112 for all environmental remediation projects in the Anniston, Alabama area which represents our best estimate of the final cost liability. Timing of the remediation will not be established until we complete the RI/FS, a Record of Decision is issued by the United States Environmental Protection Agency (“USEPA”), and a consent decree is negotiated and entered by the court to cover the selected remediation for each of the operable units of this site, which will take several years.

Sauget, Illinois:  A number of industrial facilities, including our W.G. Krummrich plant, have operated and disposed of waste in Sauget, Illinois.  Areas of contamination from these industrial operations, which for our W.G. Krummrich plant occurred prior to the Solutia Spinoff, have been classified as part of either the Sauget Area 1 Sites or the Sauget Area 2 Sites. We conducted a RI/FS for the Sauget Area 1 Sites under an Administrative Order on Consent issued on January 21, 1999.  Although an extensive removal action for one of the Sauget Area 1 Sites was conducted under a Unilateral Administrative Order issued on May 31, 2000, the cost and timing of any additional required remedial actions will be established only after a Record of Decision is issued by the USEPA and a consent decree is negotiated and entered by the court to cover the selected remediation, which is expected within the next two years.  We have an agreement with two other potentially responsible parties (“PRPs”) to enter into an allocation proceeding upon issuance of the Record of Decision to resolve our respective shares of the liability for the Sauget Area 1 Sites and we are pursuing a cost recovery lawsuit against one additional PRP.  We, in coordination with 19 other PRPs, were also required to conduct a RI/FS for the Sauget Area 2 Sites under an Administrative Order on Consent issued effective November 24, 2000.  We submitted the revised RI/FS report with other PRPs based on interim allocations and have agreed, upon issuance of the Record of Decision, to participate in an allocation proceeding to fully resolve each PRPs’ share of the liability for the investigation and remediation costs.  An interim groundwater remedy has been installed pursuant to a Unilateral Administrative Order issued on October 3, 2002.  We anticipate that the USEPA will issue a Record of Decision sometime in 2011.  Our ultimate exposure at these sites will depend on the final remedial actions to be taken and on the level of contribution from other PRPs.  In addition, several PRPs, including Solutia and Pharmacia, received in June 2009 from the U.S. Department of Interior, on behalf of various federal and state natural resource trustees, a notice of intent to perform and an invitation to cooperate in a natural resource damage assessment from the Sauget Industrial Corridor.  Our best estimate of the ultimate cost of all remedial measures that will be required at the Sauget, Illinois area sites is $69 which we have accrued as of June 30, 2010.

W. G. Krummrich Site:  We entered into a Consent Order under the U.S. Resource Conservation and Recovery Act of 1976, as amended, effective May 3, 2000, to investigate and remediate soil and groundwater contamination from our manufacturing operations at the W.G. Krummrich plant, which occurred prior to the Solutia Spinoff.  We conducted an extensive corrective measures study and a Final Decision was issued by the USEPA in February 2008 setting out the required corrective measures to be completed.  Due to the complexity of the contamination issues at this site, certain of the corrective measures will be performed in phases with the final remediation approach and timing for some of the corrective measures being determined only after investigation and pilot testing phases are completed.  Our best estimate of the ultimate cost of all corrective measures that will be required at the W.G. Krummrich Site is $27 which we have accrued as of June 30, 2010.

We also have accruals for remedial obligations at several of our current or former manufacturing sites which we have owned or operated since the Solutia Spinoff.  Our best estimate of the ultimate cost of all corrective measures that will be required at these sites is $75 which we have accrued as of June 30, 2010.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Environmental Agency Enforcement Actions

     On March 3, 2009, the USEPA issued a Notice of Violation (“NOV”), Administrative Order (“AO”) and Reporting Requirement (“RR”) to Solutia concerning alleged violations of the Clean Air Act arising out of an inspection conducted at our manufacturing facility in Springfield, Massachusetts.  The NOV describes the USEPA’s findings alleging violations of the plant’s Title V and state operating permits related to emissions of volatile organic compounds.  The AO orders Solutia to comply with its Title V permit and the National Emission Standards for Hazardous Air Pollutants, Subpart OOO (Amino/Phenolic Resins), Subpart UU (Equipment Leaks) and General Provisions.  The RR requires Solutia to submit additional information regarding certain storage vessels and associated equipment.  On March 23, 2009, Solutia met with the USEPA to confer on this NOV, AO and RR.  Submittals of the requested information under the RR were made as required.  The USEPA informed Solutia at the meeting that it had not yet made any decisions as to whether it will take enforcement action or what type of action it will take with respect to this matter and we have entered into a tolling agreement with the United States that provides the USEPA time to evaluate its case.  The amount of a potential loss, if any, is not currently estimable.

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

We have chosen not to designate these instruments as hedges to allow the changes in the fair value of these instruments to largely offset the re-measurement of the underlying assets and liabilities in the Consolidated Statement of Operations. We had currency forward contracts to purchase and sell $115 of currencies as of June 30, 2010 comprised principally of the Euro, British Pound-Sterling, U.S. Dollar, Mexican Peso and Malaysian Ringgit.

Interest Rate Risk

Interest rate risk is primarily related to changes in interest expense from floating rate debt.  To limit our exposure to this risk, in 2008 we entered into interest rate swap agreements. The interest rate swap agreements have declining total notional amounts of $800 to $150 which are effective from April 2010 through February 2014.  The terms of the interest rate swap agreements require us to pay interest utilizing fixed interest rates ranging from 4.65 percent to 4.85 percent and receive interest utilizing 1-Month LIBOR, with a floor of 3.50 percent.  Through February 2009, we designated the interest rate swap agreements as cash flow hedges.  Subsequently, we discontinued hedge accounting in February 2009 and all prospective mark-to-market gains or losses are recognized in interest expense in the Consolidated Statement of Operations.

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

At June 30, 2010 and December 31, 2009, we did not have any derivatives designated as hedging instruments.  Our derivatives not designated as hedging instruments, recorded at their respective fair values at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010
	Asset Derivatives		Liability Derivatives
	Consolidated Statement of Financial Position Presentation	Fair Value	Consolidated Statement of Financial Position Presentation	Fair Value
Derivative not designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$--	Accrued Liabilities	$10
	Other Assets	--	Other Liabilities	22
Total Interest rate contracts		--		32
Foreign exchange contracts	Miscellaneous Receivables	2	Accrued Liabilities	1
Total		$2		$33

	December 31, 2009
	Asset Derivatives		Liability Derivatives
	Consolidated Statement of Financial Position Presentation	Fair Value	Consolidated Statement of Financial Position Presentation	Fair Value
Derivative not designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$--	Accrued Liabilities	$6
	Other Assets	--	Other Liabilities	14
Total Interest rate contracts		--		20
Foreign exchange contracts	Miscellaneous Receivables	2	Accrued Liabilities	1
Total		$2		$21

During the twelve months following June 30, 2010, we expect a reclassification of $8 into earnings of the $19 accumulated losses on the interest rate swaps.  For the six months ended June 30, 2009, we recognized a gain of $4 in Other Comprehensive Income for the period in which our interest rate contracts were designated as cash flow hedging instruments.

A summary of the effect of our derivative instruments on the Consolidated Statement of Operations is as follows:

		Amount of Gain (Loss) Recognized in Consolidated Statement of Operations
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	Presentation of Gain (Loss) Recognized in Consolidated Statement of Operations	2010	2009	2010	2009
Interest rate contracts	Interest expense	$(10)	$9	$(16)	$4
Foreign exchange contracts	Other income (loss), net	2	14	4	16
Commodity contracts	Income (Loss) from Discontinued Operations, net of tax	--	--	--	(1)
Total		$(8)	$23	$(12)	$19

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

		Fair Value Measurements at June 30, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivatives – Foreign Exchange (a)	$2	$--	$2	$--
Total	$2	$--	$2	$--

Liabilities:
Derivatives – Foreign Exchange (a)	$1	$--	$1	$--
Derivatives – Interest Rates (b)	32	--	32	--
Total	$33	$--	$33	$--

		Fair Value Measurements at December 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivatives – Foreign Exchange (a)	$2	$--	$2	$--
Total	$2	$--	$2	$--

Liabilities:
Derivatives – Foreign Exchange (a)	$1	$--	$1	$--
Derivatives – Interest Rates (b)	20	--	20	--
Total	$21	$--	$21	$--

(a)
Includes foreign currency forward and options contracts which are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.

(b)	Includes interest rate swaps which are valued using counterparty quotes, which use discounted cash flows and the then-applicable forward interest rates.

The recorded amounts of cash, trade receivables, accounts payable and short-term debt approximate their fair values at both June 30, 2010 and December 31, 2009, due to the short maturity of these instruments.  The estimated fair value of our long-term debt at June 30, 2010 is $1,559 compared to the recorded amount of $1,542 (including current portion of long-term debt).  The estimated fair value of our long-term debt at December 31, 2009 was $1,309 compared to the recorded amount of $1,276 (including current portion of long-term debt).  The fair values are estimated by various banks based upon trading levels on the date of measurement.

11.  Pension Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

For the three and six months ended June 30, 2010 and 2009, our principal pension and healthcare and other benefit costs for continuing operations were as follows:

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service costs for benefits earned	$--	$--	$1	$1
Interest costs on benefit obligation	11	15	23	30
Assumed return on plan assets	(12)	(15)	(25)	(29)
Amortization of net actuarial loss	3	1	5	1
Settlement Charges	--	--	1	--
Total	$2	$1	$5	$3

	Healthcare and Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service costs for benefits earned	$1	$1	$2	$2
Interest costs on benefit obligation	3	3	5	7
Assumed return on plan assets	(2)	(1)	(3)	(2)
Amortization of net actuarial gain	(2)	(1)	(3)	(3)
Total	$--	$2	$1	$4

Settlements

For the six months ended June 30, 2010 we recorded a settlement charge of $1 resulting from the significant amount of lump sum distributions in Belgium associated with a reduction of personnel prior to June 30, 2010.  This reduction was driven by restructuring activities as more fully discussed in Note 7 – Restructuring Reserves.

Employer Contributions

According to current IRS funding rules, we are required to contribute $37 to our U.S. pension plans, collectively, in 2010.  In the six months ended June 30, 2010, we satisfied this requirement via a $50 contribution which included a $13 voluntary contribution.  We also expect to be required to fund approximately $12 in pension contributions to our foreign pension plans in 2010, of which $6 has been contributed in the six months ended June 30, 2010.

12.  Debt Obligations

    In the first quarter of 2010, we issued $300 of 7.875 percent notes  due 2020 (“2020 Notes”) which resulted in net proceeds to us of $292, after deducting underwriting discount and fees.  In addition, we extinguished our existing $1.2 billion senior secured term loan facility (“2014 Term Loan”) and $350 senior secured asset-based revolving credit facility (“2013 Revolver”), replacing them with a $1,150 senior secured credit facility (“Credit Facility”).  The Credit Facility consists of an $850 term loan maturing in 2017 (“2017 Term Loan”) and a $300 revolving credit facility maturing in 2015 (“2015 Revolver”).  As a result of the early extinguishment of our 2014 Term Loan and 2013 Revolver, we incurred an $80 non-cash charge related to the write-off of deferred debt issuance costs on our 2014 Term Loan and 2013 Revolver and a $9 prepayment penalty for the early extinguishment of the 2014 Term Loan.  These amounts were recorded in loss on debt extinguishment for the six months ended June 30, 2010.

We had no short-term borrowings at June 30, 2010 and $16 at December 31, 2009, comprised of other lines of credit.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Our long-term debt consisted of the following as of June 30, 2010 and December 31, 2009:
	June 30, 2010	December 31, 2009

2017 Term Loan	$848	$--
2014 Term Loan	--	876
8.75% 2017 Notes	400	400
7.875% 2020 Notes	300	--
Total principal amount	1,548	1,276
Less: Unamortized debt discount	(6)	--
Less: Current portion of long-term debt	(8)	(12)
Total	$1,534	$1,264

The weighted average interest rate on our total debt outstanding was 6.4 percent and 7.7 percent at June 30, 2010 and December 31, 2009, respectively.  Our weighted average interest rate on short-term debt outstanding was 2.1 percent at December 31, 2009.

The $400 of 8.75 percent notes due in 2017 (“2017 Notes”) were issued at par and require semi-annual interest payments.  The 2020 Notes were issued at 99.5 percent of par and require semi-annual interest payments.  Our current subsidiaries CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Inter-America, Inc., Solutia Overseas, Inc., S E Investment LLC and future subsidiaries as defined by the 2017 Notes and 2020 Notes (“The Notes”), subject to certain exceptions are guarantors (“Note Guarantors”) of The Notes as of June 30, 2010.  Solutia Business Enterprises Inc., a previous guarantor of the 2017 Notes, 2020 Notes and 2017 Term Loan, was merged into Solutia Inc. during the second quarter of 2010.

The 2017 Term loan was issued at 99.5 percent of the principal amount bearing interest at LIBOR plus 3.25 percent with a 1.50 percent LIBOR floor.  We are required to pay 1 percent of the principal of the 2017 Term Loan annually via quarterly payments. The 2015 Revolver bears interest at our option, at LIBOR plus 3.50 percent with no LIBOR floor or at the prime rate plus 2.50 percent with no prime rate floor.  LIBOR based interest for the 2017 Term Loan and 2015 Revolver is payable on the last day of each relevant interest period (defined as one, two, three or six months or other periods available to all lenders under each facility) and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period.  Prime based interest for the 2015 Revolver is payable quarterly in arrears. CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Inter-America, Inc., Solutia Overseas, Inc. and future subsidiaries, as defined by the Credit Facility, subject to certain exceptions (the “Credit Facility Guarantors”), are guarantors of our obligations under the Credit Facility.  The Credit Facility and the related guarantees are secured by liens on substantially all of our and the Credit Facility Guarantors’ present and future assets.

The Credit Facility and The Notes include a number of customary covenants and events of default, including the maintenance of certain financial covenants that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends, repurchase stock, sell certain assets or merge with or into other companies; enter into new lines of business; and prepay, redeem or exchange our debt.  The Credit Facility also includes the maintenance of the following financial covenants: (i) total leverage ratio and (ii) fixed charge coverage ratio as defined by the Credit Facility.  We were in compliance with all applicable covenants as of June 30, 2010.

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

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)
The Advanced Interlayers reportable segment is a global manufacturer of interlayers for laminated glass and encapsulants for the photovoltaic market.  The Performance Films reportable segment is a manufacturer of performance films for after-market applications which add functionality to glass.  The Technical Specialties reportable segment is a global manufacturer of specialties such as chemicals for the rubber, solar energy, process manufacturing and aviation industries.  The major products by reportable segment are as follows:

Reportable Segment	Products
Advanced Interlayers	• SAFLEX® plastic interlayer • VISTASOLAR® ethyl vinyl acetate encapsulants • Specialty intermediate Polyvinyl Butyral resin and plasticizer
Performance Films	• LLUMAR®, VISTA®, GILA®, V-KOOL®, HUPER OPTIK®, and FORMULA ONE PERFORMANCE AUTOMOTIVE FILMS® professional and retail window films • Other enhanced polymer films for industrial customers
Technical Specialties
•    CRYSTEX® insoluble sulphur
•    SANTOFLEX® antidegradants
•    SANTOCURE® and PERKACIT® primary and ultra accelerators
•    THERMINOL® heat transfer fluids
•    SKYDROL® aviation hydraulic fluids
•    SKYKLEEN® brand of aviation solvents

The performance of our operating segments is evaluated based on segment profit, defined as earnings before interest expense, loss on debt extinguishment, income taxes, depreciation and amortization less net income attributable to noncontrolling interests.  Segment profit includes selling, general and administrative, research, development and other operating expenses, gains and losses from asset dispositions and restructuring charges, net income attributable to noncontrolling interests and other income and expense items that can be directly attributable to the segment.  Certain operations, expenses and other items that are managed outside the reportable segments are reported as Unallocated and Other.  Unallocated and Other is comprised of corporate expenses, adjustments to our LIFO valuation reserve, adjustments to our environmental remediation liabilities, equity earnings from affiliates, other income and expense items including currency gains/losses, gains and losses from asset dispositions and restructuring charges that are not directly attributable to the reportable segments in addition to operating segments that do not meet the quantitative threshold for determining reportable segments.  There were no inter-segment sales in the periods presented below.

Operating results for each segment for the three and six months ended June 30, 2010 and 2009 are as follows:

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)

Reportable Segments:
Advanced Interlayers	$208	$44	$160	$35	$394	$92	$293	$54
Performance Films	73	18	54	12	125	27	88	13
Technical Specialties	233	42	190	62	457	116	357	118
Reportable Segment Totals	514	104	404	109	976	235	738	185
Unallocated and Other	4	(14)	6	(19)	8	(40)	11	(44)
Total	518	90	410	90	984	195	749	141

Reconciliation to Consolidated Totals:
Depreciation and amortization		(28)		(26)		(55)		(51)
Interest expense		(36)		(22)		(74)		(59)
Loss on debt extinguishment		--		(8)		(89)		(8)
Net income attributable to noncontrolling interest		--		1		1		1
Consolidated Totals:	____		____		____		____
Net Sales	$518		$410		$984		$749
Income (Loss) from Continuing Operations Before Income Taxes		$26		$35		$(22)		$24

Assets as of June 30, 2010 and December 31, 2009 for each segment are as follows:

	June 30, 2010	December 31, 2009
Assets by Segment:
Advanced Interlayers	$1,536	$1,305
Performance Films	696	598
Technical Specialties	895	903
Reportable Segment totals	3,127	2,806
Reconciliation to consolidated totals:
Discontinued Operations	--	10
Unallocated and Other	278	450
Consolidated totals	$3,405	$3,266

14.  Earnings (Loss) Per Share

The following table presents the net income (loss) used in the basic and diluted earnings (loss) per share and reconciles weighted average number of shares used in the basic earnings (loss) per share calculation to the weighted average number of shares used to compute diluted earnings (loss) per share.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2010	2009	2010		2009

Consolidated Statement of Operations:
Income (Loss) from continuing operations	$24	$25	$(33)		$21
Less: Net Income attributable to noncontrolling interest	--	1	1		1
Income (Loss) from continuing operations attributable to Solutia	24	24	(34)		20
Income (Loss) from discontinued operations, net of tax	17	(14)	17		(169)
Net Income (Loss) attributable to Solutia	$41	$10	$(17)		$(149)

Weighted average number of shares outstanding used for basic earnings (loss) per share	118.7	95.5	118.6		94.3
Non-vested restricted shares	1.2	0.1	N/A	(a)	0.1
Stock options	--	--	N/A	(a)	--
Warrants	--	--	N/A	(a)	--
Weighted average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share	119.9	95.6	118.6		94.4

(a)
For the six months ended June 30, 2009, continuing operations resulted in a loss.  As a result of the loss, the weighted average shares for basic and dilutive are the same.  If we had income from continuing operations for the period, the dilutive shares would have included 1.1 million shares of non-vested restricted stock, and no shares for stock options and warrants.

During the three and six months ended June 30, 2010 and 2009, the following shares were not included in the computation of earnings (loss) per share since the result would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2010	2009	2010	2009
Non-vested restricted shares	0.5	0.6	0.2	0.6
Stock options	2.6	2.5	2.2	2.5
Warrants	4.5	4.5	4.5	4.5

15. Condensed Consolidating Financial Statements

In accordance with SEC regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” we are providing condensed consolidating financial statements as The Notes are fully and unconditionally guaranteed on a joint and several basis.

The following consolidating financial statements present, in separate columns, financial information for:  Solutia on a parent only basis carrying its investment in subsidiaries under the equity method; Note Guarantors on a combined basis (“Guarantors”), carrying investments in subsidiaries which do not guarantee the debt (the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; eliminating entries; and consolidated totals as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009.  The eliminating entries primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2010

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Net Sales	$123	$120	$469	$(194)	$518
Cost of goods sold	108	74	409	(195)	396
Gross Profit	15	46	60	1	122

Selling, general, and administrative expenses	28	14	25	--	67
Research, development and other operating expenses, net	3	1	(1)	--	3

Operating Income (Loss)	(16)	31	36	1	52

Equity earnings from affiliates	66	27	--	(93)	--
Interest expense	(36)	--	(37)	37	(36)
Other income, net	10	10	34	(44)	10

Income from Continuing Operations Before Income Tax Expense	24	68	33	(99)	26
Income tax expense	--	--	4	(2)	2
Income from Continuing Operations	24	68	29	(97)	24
Income from discontinued operations, net of tax	17	--	--	--	17
Net Income	41	68	29	(97)	41
Net Income attributable to noncontrolling interest	--	--	--	--	--
Net Income attributable to Solutia	$41	$68	$29	$(97)	$41

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2009

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Net Sales	$102	$93	$370	$(155)	$410
Cost of goods sold	94	57	299	(162)	288
Gross Profit	8	36	71	7	122

Selling, general, and administrative expenses	33	8	13	--	54
Research, development and other operating expenses, net	1	--	1	--	2

Operating Income (Loss)	(26)	28	57	7	66

Equity earnings from affiliates	39	9	--	(48)	--
Interest expense	(22)	(1)	(39)	40	(22)
Other income (loss), net	9	16	21	(47)	(1)
Loss on debt extinguishment	--	--	(8)	--	(8)

Income from Continuing Operations Before Income Tax Expense	--	52	31	(48)	35
Income tax expense	--	--	10	--	10
Income from Continuing Operations	--	52	21	(48)	25
Income (Loss) from discontinued operations, net of tax	10	(11)	(13)	--	(14)
Net Income	10	41	8	(48)	11
Net Income attributable to noncontrolling interest	--	--	1	--	1
Net Income attributable to Solutia	$10	$41	$7	$(48)	$10

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2010

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Net Sales	$235	$221	$893	$(365)	$984
Cost of goods sold	203	142	742	(371)	716
Gross Profit	32	79	151	6	268

Selling, general, and administrative expenses	56	28	49	--	133
Research, development and other operating expenses, net	5	2	--	--	7

Operating Income (Loss)	(29)	49	102	6	128

Equity earnings from affiliates	136	67	--	(203)	--
Interest expense	(74)	--	(71)	71	(74)
Other income, net	21	23	55	(86)	13
Loss on debt extinguishment	(88)	--	(1)	--	(89)

Income (Loss) from Continuing Operations Before Income Tax Expense	(34)	139	85	(212)	(22)
Income tax expense	--	--	15	(4)	11
Income (Loss) from Continuing Operations	(34)	139	70	(208)	(33)
Income from discontinued operations, net of tax	17	--	--	--	17
Net Income (Loss)	(17)	139	70	(208)	(16)
Net Income attributable to noncontrolling interest	--	--	1	--	1
Net Income (Loss) attributable to Solutia	$(17)	$139	$69	$(208)	$(17)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2009

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Net Sales	$184	$170	$663	$(268)	$749
Cost of goods sold	165	107	548	(274)	546
Gross Profit	19	63	115	6	203

Selling, general, and administrative expenses	49	19	36	--	104
Research, development and other operating expenses, net	3	1	2	--	6

Operating Income (Loss)	(33)	43	77	6	93

Equity earnings from affiliates	68	6	--	(74)	--
Interest expense	(58)	(1)	(81)	81	(59)
Other income (loss), net	17	32	36	(87)	(2)
Loss on debt extinguishment	--	--	(8)	--	(8)

Income (Loss) from Continuing Operations Before Income Tax Expense	(6)	80	24	(74)	24
Income tax expense	--	--	3	--	3
Income (Loss) from Continuing Operations	(6)	80	21	(74)	21
Loss from discontinued operations, net of tax	(143)	(11)	(15)	--	(169)
Net Income (Loss)	(149)	69	6	(74)	(148)
Net Income attributable to noncontrolling interest	--	--	1	--	1
Net Income (Loss) attributable to Solutia	$(149)	$69	$5	$(74)	$(149)

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Balance Sheet
June 30, 2010

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia
ASSETS
Current Assets:
Cash and cash equivalents	$67	$--	$60	$--	$127
Trade receivables, net	33	53	200	--	286
Intercompany receivables	135	423	319	(877)	--
Miscellaneous receivables	10	2	57	--	69
Inventories	66	54	204	(41)	283
Prepaid expenses and other assets	2	2	7	10	21
Total Current Assets	313	534	847	(908)	786

Net Property, Plant and Equipment	176	138	550	--	864
Investments in Affiliates	2,184	602	904	(3,690)	--
Goodwill	150	191	381	--	722
Net Identified Intangible Assets	191	315	422	--	928
Intercompany Advances	296	475	1,498	(2,269)	--
Other Assets	54	4	47	--	105
Total Assets	$3,364	$2,259	$4,649	$(6,867)	$3,405

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$45	$22	$109	$--	$176
Intercompany payables	595	8	274	(877)	--
Accrued liabilities	110	16	131	(1)	256
Short-term debt, including current portion of long-term debt	8	--	--	--	8
Intercompany short-term debt	--	--	323	(323)	--
Liabilities of discontinued operations	3	--	--	--	3
Total Current Liabilities	761	46	837	(1,201)	443

Long-Term Debt	1,534	--	--	--	1,534
Intercompany Long-Term Debt	10	23	1,913	(1,946)	--
Postretirement Liabilities	248	3	94	--	345
Environmental Remediation Liabilities	235	2	15	--	252
Deferred Tax Liabilities	20	10	172	--	202
Other Liabilities	56	6	59	--	121

Shareholders’ Equity:
Common stock	1	--	--	--	1
Additional contributed capital	1,621	2,169	1,551	(3,720)	1,621
Treasury stock	(3)	--	--	--	(3)
Accumulated other comprehensive loss	(321)	--	--	--	(321)
Accumulated deficit	(798)	--	--	--	(798)
Total Shareholders’ Equity attributable to Solutia	500	2,169	1,551	(3,720)	500
Equity attributable to noncontrolling interest	--	--	8	--	8
Total Shareholders’ Equity	500	2,169	1,559	(3,720)	508
Total Liabilities and Shareholders’ Equity	$3,364	$2,259	$4,649	$(6,867)	$3,405

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Balance Sheet
December 31, 2009

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia
ASSETS
Current Assets:
Cash and cash equivalents	$104	$1	$138	$--	$243
Trade receivables, net	27	44	197	--	268
Intercompany receivables	188	357	326	(871)	--
Miscellaneous receivables	7	2	73	--	82
Inventories	65	39	184	(31)	257
Prepaid expenses and other current assets	24	1	7	5	37
Assets of discontinued operations	10	--	--	--	10
Total Current Assets	425	444	925	(897)	897

Net Property, Plant and Equipment	182	142	595	--	919
Investments in Affiliates	2,064	421	52	(2,537)	--
Goodwill	150	191	170	--	511
Net Identified Intangible Assets	194	320	289	--	803
Intercompany Advances	153	552	1,259	(1,964)	--
Other Assets	92	4	40	--	136
Total Assets	$3,260	$2,074	$3,330	$(5,398)	$3,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$48	$13	$108	$--	$169
Intercompany payables	578	18	275	(871)	--
Accrued liabilities	85	9	121	(9)	206
Short-term debt, including current portion of long-term debt	12	--	16	--	28
Intercompany short-term debt	--	--	778	(778)	--
Liabilities of discontinued operations	50	--	--	--	50
Total Current Liabilities	773	40	1,298	(1,658)	453

Long-Term Debt	1,264	--	--	--	1,264
Intercompany Long-Term Debt	19	23	1,144	(1,186)	--
Postretirement Liabilities	304	3	104	--	411
Environmental Remediation Liabilities	242	1	17	--	260
Deferred Tax Liabilities	20	10	149	--	179
Other Liabilities	45	7	47	--	99

Shareholders’ Equity:
Common stock	1	--	--	--	1
Additional contributed capital	1,612	1,990	564	(2,554)	1,612
Treasury stock	(2)	--	--	--	(2)
Accumulated other comprehensive loss	(237)	--	--	--	(237)
Accumulated deficit	(781)	--	--	--	(781)
Total Shareholders’ Equity attributable to Solutia	593	1,990	564	(2,554)	593
Equity attributable to noncontrolling interest	--	--	7	--	7
Total Shareholders’ Equity	593	1,990	571	(2,554)	600
Total Liabilities and Shareholders’ Equity	$3,260	$2,074	$3,330	$(5,398)	$3,266

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months ended June 30, 2010

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Cash Provided by (Used in) Operations	$(104)	$88	$99	$--	$83

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(3)	(2)	(9)	--	(14)
Acquisition payments	--	(1)	(370)	--	(371)
Property disposals	(2)	--	--	--	(2)
Cash Used in Investing Activities	(5)	(3)	(379)	--	(387)

FINANCING ACTIVITIES:
Proceeds from long-term debt obligations	1,144	--	--	--	1,144
Payments of long-term debt obligations	(878)	--	--	--	(878)
Payment of short-term debt obligations	--	--	(16)	--	(16)
Debt issuance costs	(27)	--	--	--	(27)
Purchase of treasury shares	(1)	--	--	--	(1)
Other, net	(9)	--	--	--	(9)
Changes in investments and advances from (to) affiliates	(157)	(86)	243	--	--
Cash Provided by (Used in) Financing Activities	72	(86)	227	--	213

Effect of Exchange Rate Changes on Cash	--	--	(25)	--	(25)

Decrease in Cash and Cash Equivalents	(37)	(1)	(78)	--	(116)

CASH AND CASH EQUIVALENTS:
Beginning of year	104	1	138	--	243
End of year	$67	$--	$60	$--	$127

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2009

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Cash Provided by (Used in) Operations	$(166)	$135	$179	$--	$148

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(13)	(1)	(14)	--	(28)
Acquisition payments	--	(1)	--	--	(1)
Property disposals	26	--	1	--	27
Cash Provided by (Used in) Investing Activities	13	(2)	(13)	--	(2)

FINANCING ACTIVITIES:
Net change in lines of credit	(3)	--	(11)	--	(14)
Proceeds from short-term debt obligations	--	--	11	--	11
Payments of short-term debt obligations	--	--	(13)	--	(13)
Proceeds from long-term debt obligations	--	--	70	--	70
Payments of long-term debt obligations	(6)	--	(74)	--	(80)
Net change in long-term revolving credit facility	(175)	--	(6)	--	(181)
Debt issuance costs	--	--	(4)	--	(4)
Proceeds from stock issuance	119	--	--	--	119
Purchase of treasury shares	(1)	--	--	--	(1)
Other, net	--	--	(2)	--	(2)
Changes in investments and advances from (to) affiliates	264	(132)	(132)	--	--
Cash Provided by (Used in) Financing Activities	198	(132)	(161)	--	(95)

Increase in Cash and Cash Equivalents	45	1	5	--	51

CASH AND CASH EQUIVALENTS:
Beginning of period	--	1	31	--	32
End of period	$45	$2	$36	$--	$83

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements include all statements regarding expected future financial position, results of operations, profitability, cash flows and liquidity.  Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, our ability to comply with the terms of our financing agreements; our ability to reduce our overall leveraged position; general economic, business and market conditions; customer acceptance of new products; raw material and energy costs or shortages; limited access to capital resources; currency and interest rate fluctuations; increased competitive and/or customer pressure; gain or loss of significant customers; compression of credit terms with suppliers; exposure to product liability and other litigation; changes in cost of environmental remediation obligations and other environmental liabilities; changes in accounting principles generally accepted in the U.S. (“U.S. GAAP”); ability to implement cost reduction initiatives in a timely manner; geopolitical instability; and changes in pension and other postretirement assumptions.

Overview

We are a leading global manufacturer and marketer of high-performance chemical-based materials that are used across automotive, construction, industrial and consumer applications.  We report our operations in three segments: Advanced Interlayers (formerly Saflex), Performance Films (formerly CPFilms) and Technical Specialties.  The reportable segment name changes in the first quarter of 2010 did not affect the organizational structure, financial results or the composition of the products within each reportable segment. Through our Advanced Interlayers segment, we produce Polyvinyl Butyral (“PVB”) and Ethyl Vinyl Acetate (“EVA”) used in the manufacture of laminated glass for automotive, architectural and solar applications in addition to the manufacture of specialized technical films for use in a wide variety of industrial applications. Our Performance Films segment manufactures, markets and distributes custom-coated window films for aftermarket automotive and architectural applications.  Technical Specialties is our specialty chemicals segment, which includes the manufacture and sale of chemicals for the rubber, solar energy, process manufacturing and aviation industries.  The major products by reportable segment are as follows:

Reportable Segment	Products
Advanced Interlayers	•SAFLEX® plastic interlayer •VISTASOLAR® ethyl vinyl acetate encapsulants •Specialty intermediate Polyvinyl Butyral resin and plasticizer
Performance Films	•LLUMAR®, VISTA®, GILA®, V-KOOL®, HUPER OPTIK®, and FORMULA ONE PERFORMANCE AUTOMOTIVE FILMS® professional and retail window films •Other enhanced polymer films for industrial customers
Technical Specialties
•CRYSTEX® insoluble sulphur
•SANTOFLEX® antidegradants
•SANTOCURE® and PERKACIT® primary and ultra accelerators
•THERMINOL® heat transfer fluids
•SKYDROL® aviation hydraulic fluids
•SKYKLEEN® brand of aviation solvents

See Note 13 to the accompanying consolidated financial statements for further information regarding our reportable segments.

Significant 2010 Events

    On April 22, 2010, we announced the planned exit of our Primary Accelerators business and the cessation of the manufacturing of these products at the Monsanto Company facility in Antwerp, Belgium, where we currently operate as a guest, in the second half of 2010.  Our decision to exit this business is consistent with our strategy of focusing on businesses that are leaders in their respective markets with sustainable competitive advantage.  This step further refines our product portfolio to remain the global leader in the manufacture and supply of high-quality rubber chemicals that have a competitive advantage in the market.

    On April 30, 2010 we acquired Novomatrix, a leader in branding, marketing and the distribution of performance window films catering to the premium segment of the automotive aftermarket and architectural applications for residential, commercial and industrial properties.  The acquisition expands our reach in key emerging regions through Novomatrix’s well-established presence in Southeast Asia and the Middle East, which will complement our presence in Northern Asia.  Furthermore, we expect our manufacturing capabilities, processing expertise, technology resources and strong dealer and distribution networks to significantly benefit from the acquired brands including V-KOOL® and HUPER OPTIK®.

On June 1, 2010 we acquired Vistasolar, a leading supplier of EVA encapsulants to the photovoltaic market.  Acquisition of Vistasolar complements our existing PVB encapsulant product capabilities resulting in the world’s only single source supplier for solar encapsulant solutions.  Integration of Vistasolar into our Advanced Interlayer segment’s existing processing expertise, global commercial capabilities, and technology resources is expected to enable rapid expansion in the photovoltaic market.

Throughout 2010, we continued to vigorously enforce our intellectual property rights covering our proprietary PPD2 technology utilized in the manufacture of products sold under the SANTOFLEX antidegradents brand name.  On July 6, 2010, the U.S. District Court of the Northern District of Ohio granted summary judgment dismissing our infringement claims against a competitor.  We are evaluating options for promptly appealing this decision to the Federal Circuit Court of Appeals.  Conversely, in the first quarter 2010, the Korean Supreme Court dismissed the appeal of a lower court decision which found key claims of our Korean patent to be valid, defeating attempts by a Chinese competitor to invalidate those claims.  This decision follows similar rulings in the first quarter 2010 by the Beijing No. 1 Intermediate People’s Court in China and the Federal Patent Court in Germany, dismissing attempts by the same competitor to invalidate our PPD patents in those countries.  Our Base Patent is valid in the United States through June 2011 and in the other world areas through 2012.  Our Process Patents on our PPD2 technology remain valid through 2019.

Second quarter foreign currency fluctuation impact:  As a global manufacturer and marketer, our operations outside the United States are subject to fluctuations in currency values.  For most of our ex-U.S. operations, the local currency has been used as the functional currency, which requires a translation into U.S. dollars at current or average exchange rates.  In the second quarter 2010, due primarily to a nine percent strengthening of the U.S. dollar spot rate versus the Euro spot rate, the translation of our balance sheet accounts from the respective functional currencies into U.S. dollars resulted in an unrealized loss of $54 million in Other Comprehensive Income (Loss).  The effects of translation of the balance sheet accounts as of a reporting date are not reflected in the Consolidated Statement of Operations.  In contrast, in the second quarter of 2009, the translation of our balance sheet accounts generated an unrealized gain of $56 million in Other Comprehensive Income (Loss) due to the weakening of the U.S. dollar spot rates versus the Euro and other currencies’ spot rates as of June 30, 2009.

With respect to the Consolidated Statement of Operations, movements in the average exchange rates of the Euro to U.S. dollar impact our financial results, which are discussed elsewhere in the Management's Discussion and Analysis.  Our full year Net Sales generally change in the range of $4 million to $5 million for every 0.01 change in value of the Euro to the U.S. dollar. Our full year earnings before interest, taxes, depreciation and amortization (EBITDA) generally change in the range of $0.4 million to $0.5 million for every 0.01 change in value of the Euro to the U.S. dollar.  A decline in the value of the Euro to the U.S. dollar has a negative impact on sales and EBITDA.  Our full year 2010 outlook utilizes the June 30th Euro to USD spot rate of 1.23 for the remainder of 2010.

Below are the spot and average Euro to U.S. dollar currency translation rates for the periods noted:

	June 30,	March 31,	June 30,	March 31,
	2010	2010	2009	2009

Spot rate	1.23	1.35	1.41	1.33

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Average rate	1.30	1.34	1.35	1.34

 Summary Results of Operations:  In the second quarter 2010, we reported net sales of $518 million, a 26 percent increase as compared to $410 million reported in the second quarter 2009.  The increase was driven by higher sales volumes, partially offset by unfavorable currency exchange rate fluctuations and lower selling prices.  Our second quarter 2010 gross profit of $122 million was unchanged versus the same period in 2009 as higher net sales, as described above, were offset by higher restructuring charges of $43 million, higher incentive costs and, to a lesser extent, higher raw material prices.  The increase in restructuring charges was predominantly driven by a $38 million charge associated with the closure of our Primary Accelerators business.  Our gross profit margin decreased to 23.6 percent in the second quarter of 2010 as compared to 29.8 percent for the same period in 2009 due to the negative impact of the aforementioned Primary Accelerators restructuring charges as partially offset by net margin improvement on higher sales volumes and, to a lesser extent, the positive impact from the operations of the Novomatrix and Vistasolar acquisitions.  Selling, general and administrative expenses were $67 million in the second quarter 2010 as compared to $54 million in the same period in 2009.  This increase is predominantly due to the higher incentive expenses, higher stock compensation expense and the inclusion of expenses associated with our Novomatrix Acquisition and Vistasolar Acquisition, partially offset by decreased restructuring charges.  As a percentage of sales, selling, general and administrative expenses decreased slightly to 12.9 percent for the second quarter 2010 as compared to 13.2 percent versus the same period in 2009.

Cash provided by operations – continuing operations for the first six months of 2010 was $101 million as compared to $89 million for the same period in 2009.  The increase is primarily attributable to higher operating income and lower interest payments, partially offset by higher pension contributions, higher working capital requirements and the absence of reimbursement for environmental remediation.  Working capital requirements on continuing operations were higher for the first six months of 2010 as compared to the same period in 2009 on significantly higher sales.  Conversely, the second quarter 2009 working capital requirements reflected the decline in demand across the global construction, automotive and industrial markets experienced throughout the global economy along with an uncertainty on the timing of a recovery.

Outlook

 In the second quarter 2010, we experienced continued improvement in sales volumes as compared to the first quarter 2010 across predominately all of our product offerings.  We expect sales volumes to remain steady in the second half of the year with a normal seasonal slowdown in the fourth quarter.  Coupled with this volume assumption, we are premising average selling prices generally consistent with the levels experienced in the second quarter 2010 and utilizing the June 30th Euro to U.S. dollar spot rate of 1.23 for the second half of 2010.  Inclusive of our recent acquisitions, and in anticipation of the reclassification of our Primary Accelerators business to discontinued operations, we expect full year revenue growth in the range of 10 percent – 15 percent versus the same period 2009.

With respect to profitability, we are premising increased raw material costs through the remainder of 2010.  Although we expect to recover these raw material increases from our customers over time, pricing on many of our Advanced Interlayers customer contracts are negotiated on an annual basis.  Further, in anticipation of sales volumes declining in the fourth quarter 2010, management will continue to focus on minimization of working capital requirements and expects lower inventory balances as compared to current levels.  This initiative will result in reduced utilization in our manufacturing facilities and lower fixed cost absorption.  Finally, to support our growth capital spending increase in the second half of 2010, we will incur non-capitalized project engineering expense.  In order to offset the impact of these items on profitability, we will continue to adhere to our new low cost operating structure.  Overall, we expect operating margins from continuing operations for the remainder of 2010 to be modestly lower as compared to the results delivered in the first half of 2010 but, on a full year basis, higher than 2009.

     Our incremental earnings premised in 2010, along with lower interest payments resulting from our successful term loan refinancing, will generate additional operating cash, which will be partially offset by higher spending for new product and growth-related capital spending, higher tax payments due to the enhanced earnings profile and higher environmental remediation outflows due to the exhaustion of a restricted fund dedicated for this purpose.  We are currently anticipating generating cash from operations less capital spending for the full year 2010 in the range of $175 million – $200 million from continuing operations.

Critical Accounting Policies and Estimates

There were no changes in the six months ended June 30, 2010 with respect to our critical accounting policies, as presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2009 Form 10-K filed on February 17, 2010.

Results of Operations—Second Quarter 2010 Compared with Second Quarter 2009

Consolidated Results

(dollars in millions)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Increase (Decrease)	% Increase (Decrease)

Net Sales	$518	$410	$108	26%

Operating Income:
Reportable Segment Profit	$104	$109	$(5)	(5)%
Unallocated and Other	(14)	(19)	5	26%
Less: Depreciation and Amortization	(28)	(26)
Less: Other (Income) Loss and Net Income attributable to Noncontrolling interest included in Segment Profit and Unallocated and Other	(10)	2

Operating Income	$52	$66	$(14)	(21)%
Net Charges included in Operating Income	$(47)	$(2)

The increase in net sales in the second quarter 2010 resulted from higher sales volumes of $116 million or 28 percent, partially offset by the effect of unfavorable exchange rate fluctuations of $4 million or 1 percent and lower selling prices of $4 million or 1 percent.  Higher sales volumes were realized by all of our reporting segments due to increased demand across the global construction, automotive and industrial sectors most significantly in Europe and the Asia Pacific region.  The impact from the recent acquisitions of businesses included in the Advanced Interlayers and Performance Films reporting segments were modest as the results of these operations were consolidated for only a partial period in the second quarter 2010. The unfavorable currency impact was driven most notably by the increased strength of the U.S. dollar versus the Euro, in comparison to the same period in 2009, due to our strong market positions in Europe by the Advanced Interlayers and Technical Specialties reporting segments.  Selling prices were slightly lower in the Advanced Interlayers and Technical Specialties reporting segments on increased pricing pressure as driven by relatively low industry utilization experienced throughout 2009.

The decrease in operating income in the second quarter 2010 resulted from increased charges as further described below in the Summary of Events Affecting Comparability section, most significantly restructuring charges associated with the closure of our Primary Accelerators business, the return of certain employee incentives suspended during 2009 and higher raw material and energy costs, predominately in our Advanced Interlayers reporting segment, partially offset by higher net sales, as described above, and improved utilization.

Advanced Interlayers

(dollars in millions)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Increase (Decrease)	% Increase (Decrease)

Net Sales	$208	$160	$48	30%

Segment Profit	$44	$35	$9	26%
Net Charges included in Segment Profit	$--	$(4)

The increase in net sales in the second quarter 2010 resulted from higher sales volumes of $52 million or 33 percent, partially offset by unfavorable currency exchange rate fluctuations of $3 million or 2 percent and lower average selling prices of $1 million or 1 percent.  Higher sales volumes were due to increased demand, primarily in the global automotive market most significantly in Europe and North America.  The impact from the recent Vistasolar Acquisition was modest as the results of this operation were consolidated for only a partial period in this quarter. The unfavorable currency impact was driven most notably by the increased strength of the U.S. dollar versus the Euro, in comparison to the same period in 2009, due to our strong market positions in Europe. The decrease in selling prices is in response to increased pricing pressure in the automotive and construction sectors resulting from relatively low industry utilization experienced throughout 2009.

The increase in segment profit in the second quarter 2010 resulted from higher net sales, as described above, and lower charges as compared to the same period in 2009 described in detail in the Summary of Events Affecting Comparability section, partially offset by increased raw material and energy costs and higher incentive expense.

Performance Films

(dollars in millions)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Increase (Decrease)	% Increase (Decrease)

Net Sales	$73	$54	$19	35%

Segment Profit	$18	$12	$6	50%
Charges included in Segment Profit	$(1)	$(2)

The increase in net sales in the second quarter 2010 resulted from higher sales volumes of $19 million or 35 percent.  Higher sales volumes were experienced across all global markets due to improved demand in the global automotive, construction and home furnishings, industrial applications and electronic sectors, but were most significant in the automotive sector in the Asia Pacific region as impacted significantly by our recent Novomatrix Acquisition.

The increase in segment profit in the second quarter 2010 resulted primarily from higher net sales, as described above, and lower charges as compared to the same period in 2009 described in detail in the Summary of Events Affecting Comparability section, partially offset by higher incentive expense and selling costs on products associated with our Novomatrix Acquisition.

Technical Specialties

(dollars in millions)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Increase (Decrease)	% Increase (Decrease)

Net Sales	$233	$190	$43	23%

Segment Profit	$42	$62	$(20)	(32)%
Net Gains (Charges) included in Segment Profit	$(42)	$4

The increase in net sales in the second quarter 2010 resulted from higher sales volumes of $48 million or 25 percent, partially offset by unfavorable currency exchange rate fluctuations of $2 million or 1 percent and lower average selling prices of $3 million or 1 percent.  The higher sales volumes were experienced by nearly all products within Technical Specialties due to strengthening demand in the global automotive and industrial markets, most significantly in Europe and the Asia Pacific region.  The unfavorable exchange rate fluctuations occurred primarily as a result of the strengthening U.S. dollar in relation to the Euro in comparison to the second quarter 2009, due to our strong market positions in Europe. Lower average selling prices were experienced primarily within our SANTOCURE® primary accelerators, SANTOFLEX® antidegradants and our THERMINOL® heat transfer fluids due to higher market capacities.

The decrease in segment profit in comparison to the second quarter 2009 resulted primarily from higher charges as compared to the same period in 2009 described in the Summary of Events Affecting Comparability section, higher raw material and energy costs and higher incentive expense, partially offset by higher net sales, as discussed above, and improved utilization.

Unallocated and Other

(dollars in millions)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Increase (Decrease)	% Increase (Decrease)

Components of Unallocated and Other
Other Operations Segment Profit	$--	$--
Corporate Expenses	(15)	(10)
Share-Based Compensation Expense	(5)	(4)
Other Unallocated (Expense) Gain, net	6	(5)
Unallocated and Other results	$(14)	$(19)	$5	26%

Net Gains Included in Unallocated and Other Results
Other Operations Segment Profit	$--	$--
Corporate Expenses	(1)	--
Share-Based Compensation Expense	--	--
Other Unallocated (Expense) Gain, net	5	--
Total Net Gains included in Unallocated and Other results	$4	$--	$4	N.M.

Net losses on Unallocated and Other results decreased $5 million in the second quarter 2010 as compared to the same period in 2009 primarily due to gains recognized in Other Unallocated (Expense) Gain, net as partially offset by higher Corporate Expenses.  Other Unallocated (Expense) Gain, net includes $3 million in gains on foreign currency exposure in 2010, as compared to $2 million of losses for the same period in 2009, and $5 million of other net gains in 2010, which are described in the Summary of Events Affecting Comparability.  Corporate Expenses increased in 2010 primarily due to higher employee incentives of $4 million temporarily suspended during 2009.

Interest Expense

(dollars in millions)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Increase (Decrease)	% Increase (Decrease)

Interest Expense	$36	$22	$14	64%

The increase in interest expense in the second quarter 2010 was predominately a result of higher mark-to-market losses on our interest rate swap agreements partially offset by lower amortization of deferred debt issue costs. In February 2009, we discontinued hedge accounting on our interest rate swap agreements resulting in mark-to-market gains or losses on these agreements recognized as interest expense when interest rates fluctuate.  In the second quarter 2010, we recognized $10 million of losses on our interest rate swap agreements as compared to $9 million of gains for the same period in 2009.  In the second quarter 2010, we amortized $1 million of deferred debt issuance costs and debt discount compared to $5 million for the same period in 2009; the decrease is due to the restructuring of our credit facility in the first quarter 2010.

Loss on Debt Extinguishment

(dollars in millions)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Increase (Decrease)	% Increase (Decrease)

Loss on Debt Extinguishment	$--	$8	$(8)	N.M.

The decrease in the loss on debt extinguishment in the second quarter 2010 compared to the same period in 2009 relates to lower charges as described in detail in the Summary of Events Affecting Comparability Section.

Income Tax Expense

(dollars in millions)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Increase (Decrease)	% Increase (Decrease)

Income Tax Expense	$2	$10	$(8)	(80)%

The decrease in income tax expense in the second quarter 2010 predominately resulted from the recognition of a $6 million tax benefit due to a reduction of a valuation allowance in an ex-U.S. entity as well as lower pre-tax income outside the U.S.  Our U.S. operations experienced pre-tax losses in both the second quarters 2010 and 2009 but no income tax benefit was recognized as a full valuation allowance has been provided against the U.S. deferred tax assets.

Discontinued Operations

(dollars in millions)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Increase (Decrease)	% Increase (Decrease)

Integrated Nylon business	$17	$(13)
Other	--	(1)
Income (Loss) from Discontinued Operations, net of tax	$17	$(14)	$31	N.M.

Income (Loss) from discontinued operations consists of the results of our Integrated Nylon and other previously divested businesses.  The increase is due to a $17 million gain recognized in the second quarter 2010 on settlement of contingent liabilities associated with the Alvin, Texas plant included in the sale of our Integrated Nylon business on June 1, 2009 compared to losses incurred in the second quarter 2009 prior to and as a result of the sale.

Summary of Events Affecting Comparability

Charges and gains recorded in the three months ended June 30, 2010 and 2009 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):

2010 Events

Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated /Other	Consolidated

Impact on:
Cost of goods sold	$--	$--	$38	$--	$38	(a)
	--	--	1	--	1	(b)
	--	--	3	--	3	(c)
	--	1	--	--	1	(d)
Selling, general and administrative expenses	--	--	--	1	1	(e)
	--	--	--	3	3	(f)
Operating Income Impact	--	(1)	(42)	(4)	(47)
Other income (loss), net	--	--	--	8	8	(g)
Pre-tax Income Statement Impact	$--	$(1)	$(42)	$4	(39)
Income tax impact					(10)	(h)
After-tax Income Statement Impact					$(29)

(a)	Restructuring costs relates to the closure of our Primary Accelerators business ($38 million pre-tax and $30 million after-tax).
(b)	Restructuring costs related to the closure of our Ruabon facility ($1 million pre-tax and after-tax).
(c)	Restructuring costs related to the closure of our Cologne facility ($3 million pre-tax and $2 million after-tax).
(d)	Inventory step-up related to the Novomatrix Acquisition ($1 million pre-tax and after-tax).
(e)	Severance and retraining costs related to the general corporate restructuring ($1 million pre-tax and after-tax).
(f)	Acquisition costs related to the Vistasolar Acquisition and Novomatrix Acquisition ($3 million pre-tax and $2 million after-tax).
(g)	Gain on settlement of tax indemnification case ($8 million pre-tax and after-tax).
(h)	Income tax expense (benefit) has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

2009 Events

Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated /Other	Consolidated

Impact on:
Cost of goods sold	$1	$--	$--	$--	$1	(a)
	1	--	--	--	1	(b)
	--	--	(4)	--	(4)	(c)
Selling, general and administrative expenses	2	2	--	--	4	(a)
Operating Income Impact	(4)	(2)	4	--	(2)

Loss on debt extinguishment	--	--	--	(8)	(8)	(d)
Pre-tax Income Statement Impact	$(4)	$(2)	$4	$(8)	(10)
Income tax impact					(2)	(e)
After-tax Income Statement Impact					$(8)

(a)	Severance and retraining costs related to the general corporate restructuring ($5 million pre-tax and $4 million after-tax).
(b)	Charges related to the announced closure of the SAFLEX® plastic interlayer production line at our Trenton facility ($1 million pre-tax and after-tax).
(c)	Gains related to the announced closure of our Ruabon facility ($4 million pre-tax and $3 million after-tax).
(d)	Charges related to the repayment of the German term loan to write-off unamortized debt issuance costs and debt discount ($8 million pre-tax and $6 million after-tax).
(e)	Income tax expense (benefit) has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

Results of Operations—Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Consolidated Results

(dollars in millions)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Increase (Decrease)	% Increase (Decrease)

Net Sales	$984	$749	$235	31%

Operating Income:
Reportable Segment Profit	$235	$185	$50	27%
Unallocated and Other	(40)	(44)	4	9%
Less: Depreciation and Amortization	(55)	(51)
Less: Other (Income) Loss and Net Income attributable to Noncontrolling interest included in Segment Profit and Unallocated and Other	(12)	3

Operating Income	$128	$93	$35	38%
Net Charges included in Operating Income	$(58)	$(1)

The increase in net sales for the six months ended June 30, 2010 resulted from higher sales volumes of $252 million or 33 percent and the effect of favorable exchange rate fluctuations of $4 million or 1 percent, partially offset by lower selling prices of $21 million or 3 percent. Higher sales volumes were realized by all of our reporting segments due to the strengthening demand across the global construction, automotive and industrial sectors, most significantly in Europe and the Asia Pacific region.  The impact from the recent acquisitions of businesses included in the Advanced Interlayers and Performance Films reporting segments were modest as the results of these operations were consolidated for only a partial period in the second quarter 2010.  The favorable currency impact was driven most notably by the increased strength of the Euro versus the U.S. dollar, in comparison to the same period in 2009, due to our strong market positions in Europe by the Advanced Interlayers and Technical Specialties reporting segments. Selling prices were lower in the Advanced Interlayers and Technical Specialties reporting segments on increased pricing pressure as driven by relatively low industry utilization experienced throughout 2009.

The increase in operating income for the six months ended June 30, 2010 resulted from higher net sales, as described above, improved utilization and higher gains on foreign currency offset partially by increased charges as further described below in the Summary of Events Affecting Comparability section, higher raw material and energy costs, predominately in our Advanced Interlayers reporting segment, and the return of certain employee incentives suspended during 2009.

Advanced Interlayers

(dollars in millions)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Increase (Decrease)	% Increase (Decrease)

Net Sales	$394	$293	$101	34%

Segment Profit	$92	$54	$38	70%
Net Charges included in Segment Profit	$--	$(9)

The increase in net sales for the six months ended June 30, 2010 resulted from higher sales volumes of $105 million or 36 percent and favorable currency exchange rate fluctuations of $1 million or 1 percent, partially offset by lower average selling prices of $5 million or 3 percent.  Higher sales volumes were due to increased demand, primarily in the global automotive market most significantly in Europe and the Asia Pacific region.  The impact from the recent Vistasolar Acquisition was modest as the results of this operation were consolidated for only a partial period in the second quarter 2010. The favorable currency impact was driven most notably by the increased strength of the Euro versus the U.S. dollar, in comparison to the same period in 2009, due to our strong market positions in Europe.  The decrease in selling prices is in response to increased pricing pressure in the automotive and construction sectors as driven by relatively low industry utilization experienced throughout 2009.

The increase in segment profit for the six months ended June 30, 2010 resulted from higher net sales, as described above, and lower charges as compared to the same period in 2009 described in detail in the Summary of Events Affecting Comparability section, partially offset by increased raw material and energy costs and higher incentive expense.

Performance Films

(dollars in millions)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Increase (Decrease)	% Increase (Decrease)

Net Sales	$125	$88	$37	42%

Segment Profit	$27	$13	$14	108%
Charges included in Segment Profit	$(2)	$(3)

The increase in net sales for the six months ended June 30, 2010 resulted from higher sales volumes of $37 million or 42 percent. Higher sales volumes were experienced across all global markets due to improved demand in the global automotive, construction and home furnishings, industrial applications and electronic sectors, but were most significant in the automotive sector in Europe and the Asia Pacific region, the latter of which was impacted modestly by our recent Novomatrix Acquisition.

The increase in segment results in the six months ended June 30, 2010 resulted primarily from increased net sales, as described above, and decreased charges as further described below in the Summary of Events Affecting Comparability section, partially offset by selling costs on products associated with our Novomatrix Acquisition and higher incentive expense.

Technical Specialties

(dollars in millions)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Increase (Decrease)	% Increase (Decrease)

Net Sales	$457	$357	$100	28%

Segment Profit	$116	$118	$(2)	(2)%
Net Gains (Charges) included in Segment Profit	$(47)	$14

     The increase in net sales for the six months ended June 30, 2010 resulted from higher sales volumes of $114 million or 32 percent and favorable currency exchange rate fluctuations of $2 million or 1 percent, partially offset by lower average selling prices of $16 million or 5 percent. The higher sales volumes were experienced by all products within Technical Specialties due to strengthening demand in the global automotive and industrial markets most significantly in Europe and the Asia Pacific region. The favorable exchange rate fluctuations occurred primarily as a result of the strengthening Euro in relation to the U.S. dollar in comparison to the same period in 2009. Lower average selling prices were experienced primarily within our SANTOCURE® primary accelerators, SANTOFLEX® antidegradants and our THERMINOL® heat transfer fluids due to higher market capacities.

The decrease in segment profit for the six months ended June 30, 2010 resulted primarily from higher charges as compared to the same period in 2009 described in the Summary of Events Affecting Comparability section and higher incentive expense, offset partially by higher net sales, as discussed above, improved utilization, and lower raw material and energy prices.

Unallocated and Other

(dollars in millions)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Increase (Decrease)	% Increase (Decrease)

Components of Unallocated and Other
Other Operations Segment Profit (Loss)	$1	$(4)
Corporate Expenses	(30)	(23)
Share-Based Compensation Expense	(9)	(9)
Other Unallocated Expense, net	(2)	(8)
Unallocated and Other results	$(40)	$(44)	$4	9%

Net Charges Included in Unallocated and Other
Other Operations Segment Profit (Loss)	$--	$(2)
Corporate Expenses	(1)	(1)
Share-Based Compensation Expense	--	--
Other Unallocated (Expense) Gain, net	--	--
Net Charges included in Unallocated and Other results	$(1)	$(3)	$2	67%

Net losses on Unallocated and Other results decreased $4 million for the six months ended June 30, 2010 as compared to the same period in 2009 due to a return to profitability of our Other Operations segment and lower net charges recorded in Other Unallocated Expense, net, partially offset by higher Corporate Expenses.  Our return to profitability for our Other Operations Segment was driven by improved demand coupled with lower operational expenses and restructuring charges resulting from the relocation of our plastics products manufacturing facility from Ghent, Belgium to Oradea, Romania. Lower net charges recorded in Other Unallocated Expense, net are primarily due to $4 million in gains on foreign currency exposure recognized in 2010 compared to $5 million of losses for the same period in 2009.  Higher Corporate Expenses are due to higher employee incentives of $7 million temporarily suspended during 2009.

Interest Expense

(dollars in millions)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Increase (Decrease)	% Increase (Decrease)

Interest Expense	$74	$59	$15	25%

The increase in interest expense for the six months ended June 30, 2010 resulted principally from higher mark-to-market losses on our interest rate swap agreements partially offset by lower amortization of deferred debt issue costs. For the six months ended June 30, 2010, we recognized $16 million of losses on these agreements as compared to $4 million of gains for the same period in 2009.  For the six months ended June 30, 2010, we amortized $5 of deferred debt issuance costs compared to $10 million for the same period in 2009 as a result of the restructuring of our credit facility in the first quarter 2010.

Loss on Debt Extinguishment

(dollars in millions)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Increase (Decrease)	% Increase (Decrease)

Loss on Debt Extinguishment	$89	$8	$81	N.M.

The increase in the loss on debt extinguishment for the six months ended June 30, 2010 is the result of the early extinguishment of our 2014 Term Loan and 2013 Revolver as compared to the loss in the comparable period in 2009 discussed in the Results of Operations—Second Quarter 2010 Compared with Second Quarter 2009 section above.  As a result of the early retirement of our 2014 Term Loan and 2013 Revolver, we incurred a $9 million prepayment penalty and an $80 million non-cash charge related to the write-off of deferred debt issuance costs related to the facilities.

Income Tax Expense

(dollars in millions)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Increase (Decrease)	% Increase (Decrease)

Income Tax Expense	$11	$3	$8	N.M.

    The increase in income tax expense for the six months ended June 30, 2010 compared to the same period in 2009 resulted from higher income in ex-U.S. operations combined with a reduction in the amount of tax benefits, partially offset by a reduced ex-U.S. effective tax rate.  For the six months ended June 30, 2010, we recognized a tax benefit of $6 million due to the reduction of a valuation allowance in an ex-U.S. entity.  For the six months ended June 30, 2009, we recognized a tax benefit of $10 million due to developments in relevant tax case law.  Our ex-U.S. effective tax declined due to a change in the mix of income and losses in the tax jurisdictions in which we operate.  Our U.S. operations experienced pre-tax losses in both the six months ended June 30, 2010 and 2009 but no income tax benefit was recognized as a full valuation allowance has been provided against the U.S. deferred tax assets.

Discontinued Operations

(dollars in millions)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Increase (Decrease)	% Increase (Decrease)

Integrated Nylon business	$17	$(170)
Other	--	1
Income (Loss) from Discontinued Operations, net of tax	$17	$(169)	$186	N.M.

Income (loss) from discontinued operations consists of the results of our Integrated Nylon and other previously divested businesses.  The increase is due to a gain of  $17 million recognized in the six months ended June 30, 2010 on settlement of contingent liabilities associated with the Alvin, Texas plant included in the sale of our Integrated Nylon business on June 1, 2009 as compared to losses incurred prior to and as a result of the sale.

Summary of Events Affecting Comparability

Charges and gains recorded in the six months ended June 30, 2010 and 2009 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):

2010 Events

Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated /Other	Consolidated

Impact on:
Cost of goods sold	$--	$--	$38	$--	$38	(a)
	--	1	--	--	1	(b)
	--	--	2	--	2	(c)
	--	--	5	--	5	(d)
	--	1	--	--	1	(e)
Selling, general and administrative expenses	--	--	1	2	3	(b)
	--	--	1	--	1	(d)
	--	--	--	7	7	(f)
Operating Income Impact	--	(2)	(47)	(9)	(58)
Other income (loss), net	--	--	--	8	8	(g)
Loss on debt extinguishment	--	--	--	(89)	(89)	(h)
Pre-tax Income Statement Impact	$--	$(2)	$(47)	$(90)	(139)
Income tax impact					(12)	(i)
After-tax Income Statement Impact					$(127)

(a)	Restructuring costs related to the closure of our Primary Accelerators business ($38 million pre-tax and $30 million after-tax).
(b)	Severance, pension settlement and retraining costs related to the general corporate restructuring ($4 million pre-tax and after-tax).
(c)	Restructuring costs related to the closure of our Ruabon facility ($2 million pre-tax and after-tax).
(d)	Restructuring costs related to the closure of our Cologne facility ($6 million pre-tax and $4 million after-tax).
(e)	Inventory step-up related to the Novomatrix Acquisition ($1 million pre-tax and after-tax).
(f)	Acquisition costs related to our agreement to purchase Vistasolar and Novomatrix ($7 million pre-tax and $6 million after-tax).
(g)	Gain on settlement of tax indemnification case ($8 million pre-tax and after-tax).
(h)	Charges related to the early extinguishment of our 2014 Term Loan and 2013 Revolver ($89 million pre-tax and $88 million after-tax).
(i)	Income tax expense (benefit) has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

2009 Events

Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated /Other	Consolidated

Impact on:
Cost of goods sold	$(2)	$--	$(3)	$(1)	$(6)	(a)
	2	1	--	1	4	(b)
	5	--	--	--	5	(c)
	--	--	(3)	--	(3)	(d)
Selling, general and administrative expenses	(4)	--	(9)	(3)	(16)	(a)
	8	2	1	6	17	(b)
Research, development and other operating expenses, net	(1)	--	--	--	(1)	(a)
	1	--	--	--	1	(b)
Operating Income Impact	(9)	(3)	14	(3)	(1)

Loss on debt extinguishment	--	--	--	(8)	(8)	(e)
Pre-tax Income Statement Impact	$(9)	$(3)	$14	$(11)	(9)
Income tax impact					(2)	(f)
After-tax Income Statement Impact					$(7)

(a)	Gain related to the reduction in the 2008 annual incentive plan ($23 million pre-tax and $20 million after-tax).
(b)	Severance and retraining costs related to the general corporate restructuring ($22 million pre-tax and $18 million after-tax).
(c)	Charges related to the announced closure of the SAFLEX® plastic interlayer production line at our Trenton facility ($5 million pre-tax and after-tax).
(d)	Gain related to the announced closure of our Ruabon facility ($3 million pre-tax and $2 million after-tax).
(e)	Charges related to the repayment of the German term loan to write-off unamortized debt issuance costs and debt discount ($8 million pre-tax and $6 million after-tax).
(f)	Income tax expense (benefit) has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

Financial Condition and Liquidity

As of June 30, 2010, our total liquidity was $390 million which was comprised of $263 million in availability under our 2015 Revolver and $127 million in cash.

In the first quarter 2010, we refinanced our 2013 Revolver, which previously was limited to the amount of the borrowing base, which was calculated as a percentage of allowable inventory and trade receivables, with a new $300 million revolving credit facility that does not depend upon our borrowing base.  The impact of this refinancing was an increase in revolver availability of approximately $130 million.  Also in the first quarter 2010, we completed the sale of the 2020 Notes, resulting in an increase to liquidity of $292 million.  Proceeds from this offering, along with cash on hand, were used to fund our acquisitions of Vistasolar and Novomatrix for $297 million and $73 million, respectively, in the second quarter. As of June 30, 2010, we had no draws against our 2015 Revolver but availability was reduced by letters of credit of $37 million.

For the remainder of 2010, our anticipated use of cash includes fulfillment of our interest, foreign pension, environmental, restructuring as more fully described in Note 7 to the accompanying consolidated financial statements and tax obligations, in addition to certain capital expenditures for new products, capacity expansion and productivity enhancement and for maintenance and safety requirements.  Management has instituted significant monitoring procedures related to working capital and, as a result, we expect the use of cash for this purpose to be closely managed.  However, to the extent we are required to fund certain seasonal demands of our operations, an additional use of cash may be needed to fund working capital.  New sources of liquidity may include additional lines of credit, financing other assets, customer receivables and/or asset sales, all of which are allowable, with certain limitations, under our existing credit agreements.

In summary, we expect that our cash on hand, coupled with future cash flows from operations and other sources of liquidity, including our 2015 Revolver, will provide sufficient liquidity to allow us to meet our projected cash requirements.

Debt Covenants

Our Credit Facility includes a number of customary covenants and events of default, including the maintenance of certain financial covenants that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends, repurchase stock, sell certain assets or merge with or into other companies; and enter into new lines of business.  The financial covenants for all measurement periods for the year ended December 31, 2010 are a Leverage Ratio and a Fixed Charge Ratio.  Below is a summary of our actual performance under these financial covenants as of June 30, 2010 along with a summary of the contractually agreed to financial covenants for each of the two remaining measurement periods in 2010.

	June 30, 2010		September 30, 2010	December 31, 2010
	Actual	Covenant	Covenant	Covenant

Max Leverage Ratio	2.88	4.50	4.50	4.50
Min Fixed Charge Ratio	3.30	1.35	1.35	1.35

We were in compliance with all applicable covenants as of June 30, 2010.  See Note 12 to the accompanying consolidated financial statements for additional information on our debt covenants.

Cash Flows - Continuing Operations

Our cash flows from continuing operations attributable to operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the following table:

Cash Flow Summary – Continuing Operations (dollars in millions)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Increase (Decrease)

Cash provided by operating activities	$101	$89	$12
Cash used in investing activities	(385)	(23)	(362)
Cash provided by (used in) financing activities	213	(95)	308
Effect of exchange rate changes on cash	(25)	--	(25)
Net change in cash for period attributable to continuing operations	$(96)	$(29)	$(67)

Operating activities:  The increase in cash provided by operating activities is primarily attributable to higher operating income and lower interest payments as partially offset by higher payments on our ex-US income taxes, higher payments on our postretirement obligations, higher working capital requirements and the absence of reimbursements for environmental remediation.  In the first six months of 2010, the positive effects from restructuring events enacted in 2009 along with a continued recovery of the global macroeconomic environment significantly improved operating income as partially offset by higher income tax payments in ex-US regions where we do not have net operating loss carryforwards.  Furthermore, in the first quarter 2010, we contributed $50 million to our U.S. pension plans, which satisfies our minimum funding requirement for 2010 and a portion of the 2011 minimum funding requirements, as compared to a contribution of $10 million in the first six months of 2009.  Working capital requirements were higher in the first six months of 2010 as compared to the same period in 2009 on significantly higher sales.  Conversely, the first six months of 2009 working capital requirements differed from our historical pattern of a seasonal increase, as it reflected the decline in demand across the global construction, automotive and industrial sectors experienced throughout the global economy along with an uncertainty on the timing of a recovery.   Finally, in the first six months of 2009, payments on our environmental remediation liabilities were reimbursed to us through a restricted cash fund established upon our emergence from bankruptcy.  With the exhaustion of this fund in 2009, cash on hand was used to satisfy these requirements in the first six months of 2010.

Investing activities:  Cash used in investing activities increased for the first six months in 2010 compared to the same period in 2009 due to cash requirements on our acquisitions of Novomatrix and Vistasolar for $73 million and $297 million, respectively, as partially offset by lower capital expenditures due to the status and timing of payments on certain growth related projects.  In the fourth quarter 2008 and the first quarter 2009, the majority of growth related capital projects were closed out in reaction to the global economic slowdown which resulted in the payment of final cash payments on these projects in the first quarter 2009.  Conversely, new growth capital projects were only initiated in the first six months of 2010, as a more stable economic environment evolved.  Capital investment is expected to increase in subsequent quarters in 2010.

Financing activities:  During the first quarter 2010 we completed the refinancing of our 2014 Term Loan and 2013 Revolver, along with the issuance of the 2020 Notes, which resulted in an extension of our debt maturities, greater strategic and operational flexibility and net proceeds of $234 million, after a principal reduction in our term debt of $30 million and deducting $34 million in debt issuance costs and prepayment penalty.  These net proceeds were used to partially fund our acquisition of Novomatrix and Vistasolar in the second quarter 2010.  Also in the second quarter 2010, we used $16 million of cash provided by operations to fully repay all of our short-term borrowings.   During the first six months of 2009, we used $119 million in cash provided by the sale of common stock, along with proceeds received on the sale of our Integrated Nylon business and cash provided by operations, to fully repay our 2013 Revolver along with $6 million on our 2014 Term Loan.

Working Capital – Continuing Operations

Working capital used for continuing operations is summarized as follows:

Working Capital – Continuing Operations (dollars in millions)	June 30, 2010	December 31, 2009	Increase (Decrease)

Cash and cash equivalents	$127	$243
Trade receivables, net	286	268
Inventories	283	257
Other current assets	90	119
Total current assets	$786	$887

Accounts payable	$176	$169
Accrued liabilities	256	206
Short-term debt, including current maturities of long-term debt	8	28
Total current liabilities	$440	$403

Working Capital	$346	$484	$(138)

Our working capital used for continuing operations decreased in the first six months of 2010 primarily due to the net decrease in cash and cash equivalents, as previously discussed, in addition to $25 million in devaluation of cash held by certain of our European subsidiaries in anticipation of the Vistasolar acquisition.  Increases in working capital driven by our acquisitions of Novomatrix and Vistasolar along with the seasonal impact of higher trade receivables, inventories and accounts payable were more than offset by higher accrued liabilities associated with our annual incentive plan, restructuring activities, income taxes and interest in addition to the effects of a stronger U.S. dollar versus relevant currencies.

Beginning subsequent to our emergence from bankruptcy, from time to time we sell trade receivables without recourse to third parties.  These trade receivables were removed from our Consolidated Statement of Financial Position and reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows at the time of sale to the third party.  Uncollected trade receivables sold under these arrangements and removed from the Consolidated Statement of Financial Position were $9 million and $8 million at June 30, 2010 and December 31, 2009, respectively.  The average monthly amounts of trade receivables sold were $10 million for the six months ended June 30, 2010.

Cash Flows - Discontinued Operations
Cash Flow Summary – Discontinued Operations (dollars in millions)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Increase (Decrease)

Cash provided by (used in) operating activities	$(18)	$59	$(77)
Cash provided by (used in) investing activities	(2)	21	(23)
Net change in cash for period attributable to discontinued operations	$(20)	$80	$(100)

Cash used in operating activities for the six months ended June 30, 2010 is comprised of settlement payments to Lyondell related to contingent liabilities as more fully discussed in Note 2 to the accompanying consolidated financial statements.  Throughout 2009 and up to the date of sale of our Integrated Nylon business on June 1, 2009, we aggressively worked to monetize the working capital balances historically required by this business which accounts for the significant provision of cash.  Cash used in investing activities in the six months ended June 30, 2010 is comprised of settlement payments to the buyer related to this sale, as more fully discussed in Note 2 to the accompanying consolidated financial statements.  Cash provided by investing activities in the six months ended June 30, 2009 is predominantly comprised of funds received on the sale of this business as partially offset by minimum required capital expenditures.

Pension Funding

According to current IRS funding rules, we are required to contribute $37 million to our U.S. pension plans, collectively, in 2010.  In the first quarter 2010, we satisfied this requirement via a $50 million contribution, inclusive of a $13 million voluntary contribution which will reduce our 2011 minimum funding requirement by a similar amount.   We also expect to fund approximately $12 million in pension contributions to our foreign pension plans in 2010, of which $6 million was contributed in the six months ended June 30, 2010.  Actual contributions to the plans for the full year may differ as a result of a variety of factors, including future changes in actuarial assumptions, legislative changes to pension funding laws, market conditions and whether we choose to make additional voluntary contributions or to contribute our common stock rather than cash to the plans.

Contingencies

See Note 8 to the accompanying consolidated financial statements for a summary of our contingencies as of June 30, 2010.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

There have been no material changes in market risk exposures during the six months ended June 30, 2010 that affect the disclosures presented in the information appearing under “Derivative Financial Instruments” as presented in our 2009 Form 10-K.

Item 4.  CONTROLS AND PROCEDURES

During the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective.  Further, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information required by this item is incorporated herein by reference to Note 8 included in Part I, Item 1 Financial Statements (unaudited) – Notes to Consolidated Financial Statements and the Significant 2010 Events section of Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.  Also please refer to Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c ) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2010	3,466	$16.80	0	$0
May 1-31, 2010	1,781	$17.31	0	$0
June 1-30, 2010	630	$15.20	0	$0
Total	5,877	$16.78	0	$0

(1)	Shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.
(2)
Average price paid per share reflects the closing price of Solutia common stock on the business date the shares were surrendered by the employee stockholders to satisfy individual tax withholding obligations upon vesting of restricted common stock.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

See the Exhibit Index at page 50 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLUTIA INC.
(Registrant)

By:	/s/ TIMOTHY J. SPIHLMAN
(Vice President and Controller)
(On behalf of the Registrant and as Principal Accounting Officer)

Dated: July 28, 2010

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NUMBER	DESCRIPTION
4.1	Supplemental Indenture dated June 30, 2010 to the First Supplemental Indenture dated October 15, 2009
4.2	Supplemental Indenture dated June 30, 2010 to the Second Supplemental Indenture dated March 9, 2010
10.1
Credit Agreement dated March 17, 2010, by and among Solutia Inc., the lender parties thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuer, Citibank, N.A., HSBC Securities (USA) Inc. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Jefferies Finance LLC, as Documentation Agent and Deutsche Bank Securities Inc., Jefferies Finance LLC, HSBC Securities (USA) Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and as Joint Bookrunners (a)

10.2	Guarantee Agreement, dated as of March 17, 2010, by and among certain subsidiaries of Solutia Inc. party hereto, as Guarantors, and Deutsche Bank Trust Company Americas, as Collateral Agent
10.3	Security Agreement, dated as of March 17, 2010, by and among Solutia Inc., the subsidiaries party thereto, as Grantors, and Deutsche Bank Trust Company Americas, as Collateral Agent
10.4	Pledge Agreement, dated as of March 17, 2010, by and among Solutia Inc., the subsidiaries party thereto, as Pledgors, and Deutsche Bank Trust Company Americas, as Collateral Agent
10.5	Solutia Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.5 to Solutia’s Form 10-Q filed on April 27, 2010)
10.6	Solutia Inc. 2007 Management Long-Term Incentive Plan as Amended and Restated (incorporated by reference to Exhibit 99.1 to Solutia’s Registration Statement on Form S-8 filed April 23, 2010)
10.7
Form of Stock Option Award Agreement Pursuant to the Solutia Inc. 2007 Management Long-Term Incentive Plan as Amended and Restated (incorporated by reference to Exhibit 10.8 to Solutia’s Form 10-Q filed on April 27, 2010)

10.8
Form of Restricted Stock Award Agreement Pursuant to the Solutia Inc. 2007 Management Long-Term Incentive Plan as Amended and Restated (incorporated by reference to Exhibit 10.9 to Solutia’s Form 10-Q filed on April 27, 2010)

10.9
Form of Performance Stock Award Agreement Pursuant to the Solutia Inc. 2007 Management Long-Term Incentive Plan as Amended and Restated (incorporated by reference to Exhibit 10.10 to Solutia’s Form 10-Q filed on April 27, 2010)

10.10
Form of Restricted Stock Award Agreement Pursuant to the Solutia Inc. Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.11 to Solutia’s Form 10-Q filed on April 27, 2010)

10.11
Form of Restricted Stock Unit Agreement Pursuant to the Solutia Inc. Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.12 to Solutia’s Form 10-Q filed on April 27, 2010)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

(a)
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission (“Commission”) pursuant to a Confidential Treatment Application filed with the Commission.