Form 10-Q
period 2010-10-28
SOLUTIA INC
filed 2010-10-28
CIK 1043382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by Court.  Yes  X    No ___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2010
Common Stock, $0.01 par value	121,779,159

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SOLUTIA INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net Sales	$511	$435	$1,461	$1,162
Cost of goods sold	353	296	996	818
Gross Profit	158	139	465	344
Selling, general and administrative expenses	62	53	194	156
Research, development and other operating expenses, net	8	8	15	14
Operating Income	88	78	256	174
Interest expense	(35)	(31)	(109)	(90)
Other income (loss), net	2	(1)	15	(3)
Loss on debt extinguishment	--	--	(89)	(8)
Income from Continuing Operations Before Income Tax Expense	55	46	73	73
Income tax expense	7	13	26	17
Income from Continuing Operations	48	33	47	56
Income (Loss) from Discontinued Operations, net of tax	2	(2)	(13)	(173)
Net Income (Loss)	50	31	34	(117)
Net income attributable to noncontrolling interest	2	2	3	3
Net Income (Loss) attributable to Solutia	$48	$29	$31	$(120)

Basic and Diluted Income (Loss) per Share attributable to Solutia:
Income from Continuing Operations attributable to Solutia	$0.38	$0.26	$0.37	$0.52
Income (Loss) from Discontinued Operations, net of tax	0.02	(0.02)	(0.11)	(1.69)
Net Income (Loss) attributable to Solutia	$0.40	$0.24	$0.26	$(1.17)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net Income (Loss)	$50	$31	$34	$(117)
Other Comprehensive Income (Loss):
Currency translation adjustments	92	28	3	47
Pension settlement charge	--	6	1	26
Unrealized (loss) gain on derivative instruments	(4)	--	(4)	4
Realized loss on derivative instruments	2	--	4	--
Actuarial loss arising during the period	--	(8)	--	(8)
Amortization of net actuarial (gain) loss	--	(1)	2	1
Comprehensive Income (Loss)	140	56	40	(47)
Comprehensive Income attributable to noncontrolling interest	2	2	3	3
Comprehensive Income (Loss) attributable to Solutia	$138	$54	$37	$(50)

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in millions, except per share amounts)
(Unaudited)

	September 30, 2010	December 31, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$181	$243
Trade receivables, net of allowances of $3 in 2010 and $2 in 2009	263	260
Miscellaneous receivables	69	80
Inventories	278	247
Prepaid expenses and other assets	27	37
Current assets of discontinued operations	16	30
Total Current Assets	834	897
Net Property, Plant and Equipment	900	919
Goodwill	744	511
Net Identified Intangible Assets	955	803
Other Assets	108	136
Total Assets	$3,541	$3,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$154	$161
Accrued liabilities	262	202
Short-term debt, including current portion of long-term debt	--	28
Current liabilities of discontinued operations	26	62
Total Current Liabilities	442	453
Long-Term Debt	1,513	1,264
Postretirement Liabilities	347	411
Environmental Remediation Liabilities	250	260
Deferred Tax Liabilities	211	179
Non-current Liabilities of Discontinued Operations	25	--
Other Liabilities	106	99

Commitments and Contingencies (Note 8)

Shareholders’ Equity:
Common stock at $0.01 par value; (500,000,000 shares authorized, 122,529,368 and 121,869,293 shares issued in 2010 and 2009, respectively)	1	1
Additional contributed capital	1,627	1,612
Treasury shares, at cost (750,209 in 2010 and 430,203 in 2009)	(6)	(2)
Accumulated other comprehensive loss	(231)	(237)
Accumulated deficit	(750)	(781)
Total Shareholders’ Equity attributable to Solutia	641	593
Equity attributable to noncontrolling interest	6	7
Total Shareholders’ Equity	647	600
Total Liabilities and Shareholders’ Equity	$3,541	$3,266

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)
	Nine Months Ended September 30,
	2010	2009
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS OPERATING ACTIVITIES:
Net income (loss)	$34	$(117)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Loss from discontinued operations, net of tax	13	173
Depreciation and amortization	84	78
Pension obligation related expense less than contributions	(59)	(24)
Other postretirement benefit obligation related expense less than contributions	(7)	(8)
Amortization of deferred debt issuance costs and debt discount	7	15
Deferred income taxes	(13)	3
Other charges:
Non-cash loss on deferred debt issuance cost and debt discount write-off	80	8
Other charges, including restructuring expenses	27	16
Changes in assets and liabilities:
Income taxes payable	11	6
Trade receivables	7	(43)
Inventories	(24)	59
Accounts payable	(22)	(18)
Environmental remediation liabilities	(10)	(14)
Restricted cash for environmental remediation and other legacy payments	--	24
Other assets and liabilities	83	(37)
Cash Provided by Operations – Continuing Operations	211	121
Cash Provided by (Used in) Operations – Discontinued Operations	(26)	60
Cash Provided by Operations	185	181

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(28)	(27)
Acquisition payments	(371)	(2)
Property disposals	3	3
Cash Used in Investing Activities – Continuing Operations	(396)	(26)
Cash Provided by (Used in) Investing Activities – Discontinued Operations	(3)	16
Cash Used in Investing Activities	(399)	(10)

FINANCING ACTIVITIES:
Net change in lines of credit	--	(13)
Proceeds from long-term debt obligations	1,144	70
Payment of long-term debt obligations	(908)	(83)
Net change in long-term revolving credit facilities	--	(181)
Proceeds from stock issuance	--	119
Proceeds from short-term debt obligations	--	22
Payment of short-term debt obligations	(16)	(15)
Debt issuance costs	(27)	(4)
Purchase of treasury shares	(4)	(2)
Other	(13)	(5)
Cash Provided by (Used in) Financing Activities	176	(92)

Effect of Exchange Rate Changes on Cash	(24)	--

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(62)	79
CASH AND CASH EQUIVALENTS:
Beginning of period	243	32
End of period	$181	$111

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$75	$83
Cash payments for income taxes, net of refunds	$28	$9

Non-Cash Investing Activities:
Capital expenditures included in accounts payable	$7	$2

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Dollars in millions)

	Equity attributable to Solutia
	Common Stock	Additional Contributed Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Equity Attributable to Noncontrolling Interest	Total Shareholders’ Equity
Beginning Balance – January 1, 2009	$1	$1,474	$--	$(286)	$(668)	$8	$529
Comprehensive income:
Net loss	--	--	--	--	(159)	--	(159)
Accumulated currency adjustments	--	--	--	(37)	--	--	(37)
Unrealized gain on derivative instruments	--	--	--	4	--	--	4
Amortization of net actuarial loss	--	--	--	2	--	--	2
Dividends attributable to noncontrolling interest	--	--	--	--	--	(2)	(2)
Treasury stock purchases	--	--	(1)	--	--	--	(1)
Share-based compensation expense	--	6	--	--	--	--	6
Ending Balance – March 31, 2009	1	1,480	(1)	(317)	(827)	6	342
Comprehensive income:
Net income	--	--	--	--	10	1	11
Accumulated currency adjustments	--	--	--	56	--	--	56
Pension settlement charge	--	--	--	20	--	--	20
Issuance of common stock	--	119	--	--	--	--	119
Treasury stock purchases	--	--	(1)	--	--	--	(1)
Share-based compensation expense	--	5	--	--	--	--	5
Ending Balance – June 30, 2009	1	1,604	(2)	(241)	(817)	7	552
Comprehensive income:
Net income	--	--	--	--	29	2	31
Accumulated currency adjustments	--	--	--	28	--	--	28
Pension settlement charge	--	--	--	6	--	--	6
Actuarial loss arising during the period	--	--	--	(8)	--	--	(8)
Amortization of net actuarial gain	--	--	--	(1)	--	--	(1)
Dividends attributable to noncontrolling interest	--	--	--	--	--	(3)	(3)
Share-based compensation expense	--	4	--	--	--	--	4
Ending Balance – September 30, 2009	$1	$1,608	$(2)	$(216)	$(788)	$6	$609

Beginning Balance – January 1, 2010	$1	$1,612	$(2)	$(237)	$(781)	$7	$600
Comprehensive income:
Net income (loss)	--	--	--	--	(58)	1	(57)
Accumulated currency adjustments	--	--	--	(35)	--	--	(35)
Pension settlement charge	--	--	--	1	--	--	1
Amortization of net actuarial loss	--	--	--	1	--	--	1
Treasury stock purchases	--	--	(1)	--	--	--	(1)
Share-based compensation expense	--	4	--	--	--	--	4
Ending Balance – March 31, 2010	1	1,616	(3)	(270)	(839)	8	513
Comprehensive income:
Net income	--	--	--	--	41	--	41
Accumulated currency adjustments	--	--	--	(54)	--	--	(54)
Realized loss on derivative instruments	--	--	--	2	--	--	2
Amortization of net actuarial loss	--	--	--	1	--	--	1
Share-based compensation expense	--	5	--	--	--	--	5
Ending Balance – June 30, 2010	1	1,621	(3)	(321)	(798)	8	508
Comprehensive income:
Net income	--	--	--	--	48	2	50
Accumulated currency adjustments	--	--	--	92	--	--	92
Realized loss on derivative instruments	--	--	--	2	--	--	2
Unrealized loss on derivative instruments	--	--	--	(4)	--	--	(4)
Dividends attributable to noncontrolling interest	--	--	--	--	--	(4)	(4)
Treasury stock purchases	--	--	(3)	--	--	--	(3)
Share-based compensation expense	--	6	--	--	--	--	6
Ending Balance – September 30, 2010	$1	$1,627	$(6)	$(231)	$(750)	$6	$647

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

1.  Basis of Presentation and Accounting Policies

Basis of Presentation

Unless the context requires otherwise, the terms “Solutia”, “Company”, “we”, and “our” in this report refer to Solutia Inc. and its subsidiaries. The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  Therefore, this Report on Form 10-Q should be read in conjunction with Solutia’s Report on Form 10-K for the fiscal year ended December 31, 2009.  In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported.  Financial information for the first nine months of fiscal year 2010 should not be annualized due to the seasonality of our business.

Reclassifications

We reclassified $8 for the nine months ended September 30, 2009 from interest expense to loss on debt extinguishment to conform to the 2010 presentation.  The reclassification had no impact to reported net income (loss) for the respective period.

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

2.  Acquisitions and Divestitures

Acquisitions

On April 30, 2010, Solutia purchased 100% of the shares of Novomatrix Pte. Ltd. (“Novomatrix”) for $73, subject to a working capital adjustment. Novomatrix is a leader in branding, marketing, and distributing performance window films catering to the premium segment in the automotive and architectural markets.  The Novomatrix acquisition allows us to support our growth strategy for our Performance Films reporting segment by expanding our product offerings and global footprint into key emerging regions through Novomatrix’s well-established network in Southeast Asia and the Middle East.

On June 1, 2010, Solutia purchased 100% of the shares of Etimex Solar GmbH (“Vistasolar”) for $294 and $3 of incremental working capital, which is subject to a final working capital adjustment.  Vistasolar is a leading supplier of ethylene vinyl acetate (“EVA”) encapsulants to the photovoltaic market and enables us to expand our Advanced Interlayers product portfolio into each of the dominant photovoltaic encapsulant technologies.

The Novomatrix and Vistasolar acquisitions were accounted for as business combinations, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair value.  The purchase price allocations recorded in the second quarter 2010 are subject to adjustments, principally driven by the working capital true-up mechanism.  Possible other adjustments to recorded fair value may include those relating to: (i) completion of valuation reports associated with fixed assets and identified intangible assets, (ii) deferred tax assets and liabilities and (iii) adjustments to the amount of recorded goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of both acquisitions.

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

The following table presents the weighted average life in years and the gross carrying value of the identified intangible assets included in net identified intangible assets within the Consolidated Statement of Financial Position on the date of acquisition for the Novomatrix and Vistasolar acquisitions.  The fair value of the identified intangible assets was determined using Level 3 inputs as defined by U.S. GAAP under the fair value hierarchy, which included valuation reports prepared by third party appraisal firms.

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

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Effective May 1, 2010 and June 1, 2010, results from the operations of Novomatrix and Vistasolar, respectively, have been included in our Consolidated Statement of Operations.  We have incurred $7 of acquisition related costs, including legal and accounting fees related to both acquisitions, for the nine months ended September 30, 2010.  These costs were recorded in selling, general and administrative expenses during the first half of the year.  The following table shows the net sales for both acquisitions that were included in our Consolidated Statement of Operations since the date of acquisition.  As each of the acquisitions was integrated into existing operating segments which utilize a shared cost structure, it is not practical to calculate the net income and net income per share attributable to each since the date of acquisition.

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Novomatrix	Vistasolar	Novomatrix	Vistasolar
Net sales	$10	$24	$17	$31

The following pro forma financial information presents the combined results of operations of Solutia as if the Novomatrix and Vistasolar acquisitions had occurred at the beginning of the periods presented.  The pro forma results below are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented and should not be taken as representation of our future consolidated results of operations.  Pro forma results are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$511	$462	$1,516	$1,226
Net income (loss)	$50	$32	$45	$(119)
Net income (loss) per basic and dilutive share	$0.42	$0.27	$0.38	$(1.16)
Net income (loss) attributable to Solutia	$48	$30	$42	$(122)
Net income (loss) attributable to Solutia per basic and dilutive share	$0.40	$0.25	$0.35	$(1.19)

Divestitures

Plastic Products

On September 1, 2010, we sold the remaining portion of our plastic products business, which is based in Europe, for $3.  We recognized a loss of $5 in research, development and other operating expenses, net related to this sale in Unallocated and Other.

On August 28, 2009, we entered into an agreement to sell the North American portion of our plastic products business for $2 effective August 1, 2009.  We recognized a loss of $5 in research, development and other operating expenses, net related to this sale in Unallocated and Other.

Primary Accelerators

On April 22, 2010, due to overcapacity within the industry, a disadvantaged cost position and increasing pressure from Far Eastern producers, we made the decision to exit our Primary Accelerators business and to cease manufacturing of SANTOCURE® primary accelerator products at the Monsanto Company (“Monsanto”) facility in Antwerp, Belgium, where we operated as a guest.  Our decision to exit this business is consistent with our strategy of focusing on businesses that are leaders in their global markets and that have sustainable competitive advantages.  In the third quarter 2010, we ceased manufacturing of these products, which had previously been included in our Technical Specialties reportable segment.  Accordingly, we have reported the results of Primary Accelerators as a discontinued operation and restated prior periods to reflect this presentation.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

A summary of the net sales and income (loss) from discontinued operations related to our Primary Accelerators business is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Primary Accelerators:
Operating results:
Net sales	$12	$13	$46	$35
Loss before income taxes	$(5)	$(3)	$(46)	$(6)
Income tax benefit	(7)	(1)	(16)	(2)
Income (Loss) from discontinued operations, net of tax	$2	$(2)	$(30)	$(4)

Included in the results of discontinued operations are $6 and $44 of pre-tax expenses for the three and nine months ended September 30, 2010 related to the shutdown of this business.  The shutdown expenses for the nine months ended September 30, 2010 include $6 for impairment of long-lived assets using a Level 3 fair value measurement as defined by U.S. GAAP under the fair value hierarchy, which was recorded in the second quarter.  We anticipate recognizing severance related expenses of $1 to $3 in the next six to twelve months to complete the shutdown of this business. There can be no assurance as to what the ultimate expenses will be.

The assets and liabilities of our Primary Accelerators business, classified as discontinued operations, consist of the following:

	September 30, 2010	December 31, 2009

Assets:
Trade receivables, net	$7	$8
Miscellaneous receivables	2	2
Inventories	7	10
Current assets of discontinued operations	$16	$20

Liabilities:
Accounts payable	$2	$8
Accrued liabilities	23	4
Current liabilities of discontinued operations	$25	$12

Other liabilities	$25	$--
Non-current liabilities of discontinued operations	$25	$--

Integrated Nylon

On June 1, 2009, we sold substantially all the assets and certain liabilities, including environmental remediation liabilities and pension liabilities of active employees, of our Integrated Nylon business to S.K. Capital Partners II, L.P. (the “Buyer”) resulting in the realization of a loss of $76, which was recorded in income (loss) from discontinued operations for the nine months ended September 30, 2009.  On April 20, 2010, we entered into a settlement agreement that resolved all outstanding matters with Lyondell Chemical Company (“Lyondell”), a guest that operated at the Integrated Nylon Alvin, Texas plant, in exchange for payment by us of $17.  Separately, we entered into an agreement with the Buyer whereby our liability for indirect residual costs at the plant is settled in exchange for a payment by us of $4.  During 2009, we accrued for our estimate of such settlements.  Each settlement became effective upon Lyondell’s emergence from bankruptcy protection on April 30, 2010.  Based on the terms of the settlements, we recognized a gain of $17 in the second quarter 2010 in income (loss) from discontinued operations.  Of the total $21 in settlements, we paid $20 in the nine months ended September 30, 2010 with the remaining $1 to be paid in the fourth quarter of 2010.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

A summary of the net sales and income (loss) from discontinued operations related to our Integrated Nylon business is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Integrated Nylon:
Operating results:
Net sales	$--	$--	$--	$370
Income (Loss) before income taxes	$--	$--	$17	$(187)
Income tax benefit	--	--	--	(17)
Income (Loss) from discontinued operations, net of tax	$--	$--	$17	$(170)

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

The carrying amounts of all assets and liabilities associated with our Integrated Nylon business have been classified as current in the Consolidated Statement of Financial Position and consist of the following:

	September 30, 2010	December 31, 2009

Assets:
Miscellaneous receivables	$--	$10
Assets of discontinued operations	$--	$10

Liabilities:
Accounts payable	$--	$29
Accrued liabilities	1	21
Liabilities of discontinued operations	$1	$50

Resins

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

Stock Options

We granted options to purchase a total of 987,374 shares of common stock to eligible employees under our 2007 Management Plan during the nine months ended September 30, 2010.  No options were granted under our 2007 Non-Employee Director Stock Compensation Plan (“2007 Director Plan”) during the nine months ended September 30, 2010.  The options granted (i) have an exercise price of not less than 100 percent of the fair market value of the common stock on the grant date, (ii) substantially all become exercisable in four equal installments on the first, second, third and fourth anniversary of the grant date, subject to the employee’s continued employment and (iii) expire on the tenth anniversary of the grant date.  No options to purchase shares of common stock were granted under the 2007 Management Plan or 2007 Director Plan during the nine months ended September 30, 2009.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

We determine the fair value of stock options at the grant date using a Black-Scholes model, which requires us to make several assumptions including risk-free interest rate, expected dividends and volatility.  The risk-free rate is based on the U.S. Treasury yield curve in effect for the expected term of the options at the time of grant.  The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so.  Our historical volatility data and employee stock option exercise patterns were not considered in determining the volatility data and expected life assumptions.  Instead, volatility assumptions were based on (i) historical volatilities of the stock of comparable chemical companies whose shares are traded using daily stock price returns over a term equivalent to the expected term of the options and (ii) implied volatility.  The expected life of each option was determined based on a simplified assumption that the option will be exercised evenly from the time it becomes exercisable to expiration.

The weighted average fair value of options granted during the nine months ended September 30, 2010 was determined based on the following weighted average assumptions:

September 30, 2010

Expected volatility	37.10%
Expected term (in years)	6.3
Risk-free rate	3.19%
Weighted average grant date fair value	$7.13

A summary of stock option information as of September 30, 2010 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (a)

Vested or Expected to Vest at September 30, 2010	2,655,473	$17.13	8.1	$--
Exercisable at September 30, 2010	1,189,734	$17.29	7.4	$--

(a)
Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of our common stock as of the reporting date. If the exercise price of the underlying awards is higher than the quoted market price of our common stock as of the reporting date, the intrinsic value of the award is $0.

During the three and nine months ended September 30, 2010, we recognized $2 and $4 of compensation expense related to our stock options, respectively.  For the three and nine months ended September 30, 2009, we recognized $1 and $5 of compensation expense related to our stock options, respectively, of which $1 was allocated to discontinued operations for the nine months ended September 30, 2009.  Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $7 as of September 30, 2010 which will be recognized as expense over a remaining weighted average period of 1.9 years.

Restricted Stock Awards

We granted 608,940 shares of restricted stock awards with a weighted average grant date fair value of $18.91 per share to certain employees under our 2007 Management Plan during the nine months ended September 30, 2010.  Half of the 2007 Management Plan shares granted during the nine months ended September 30, 2010 vest upon completion of a service condition and the remaining half of the shares vest based upon the attainment of certain performance and market conditions (“Performance Shares”).  The service condition shares vest 100 percent in April 2014 and the Performance Shares vest in April 2013 if attainment of the performance and market conditions is achieved. The actual vesting of the Performance Shares could range from zero to 175 percent of the targeted number of shares depending upon actual performance.  We granted 2,412,859 shares of restricted stock awards under the 2007 Management Plan during the nine months ended September 30, 2009.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

We granted 36,447 shares of restricted stock awards as initial or annual equity retainers with a weighted average grant date fair value of $16.95 per share to our non-employee directors under the 2007 Director Plan during the nine months ended September 30, 2010.  Included in this grant are 6,227 shares, representing an initial equity retainer, that vest in three equal installments on the anniversary of the grant.  The remaining balance of the shares, representing annual equity retainers, vests in three equal installments, with the first installment vesting as of the date of the grant and the remaining vesting equally on the first and second anniversary of the grant date.  We granted 56,938 shares of restricted stock awards under the 2007 Director Plan during the nine months ended September 30, 2009.

During the three and nine months ended September 30, 2010, we recognized $4 and $11 of compensation expense, respectively, related to our restricted stock awards.  During the three and nine months ended September 30, 2009, we recognized $3 and $10 of compensation expense related to our restricted stock awards, respectively, of which $1 was allocated to discontinued operations.  Pre-tax unrecognized compensation expense for restricted stock awards, net of estimated forfeitures, was $20 as of September 30, 2010 which will be recognized as expense over a remaining weighted average period of 1.9 years.

4.  Goodwill and Other Intangible Assets

Goodwill

Goodwill by reportable segment is as follows:

	Advanced Interlayers	Performance Films	Technical Specialties	Total
Balance at December 31, 2009	$205	$159	$147	$511
Acquisitions	187	24	--	211
Currency fluctuations	21	1	--	22
Balance at September 30, 2010	$413	$184	$147	$744

The goodwill recognized during the nine months ended September 30, 2010 in the Advanced Interlayers and Performance Films reportable segments relates to the Vistasolar and Novomatrix acquisitions, respectively, as discussed in Note 2 - Acquisitions and Divestitures.

Identified Intangible Assets

Identified intangible assets are summarized in aggregate as follows:

	September 30, 2010				December 31, 2009
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortizable intangible assets:
Customer relationships	13 to 27	$610	$(50)	$560	23 to 27	$491	$(34)	$457
Technology	5 to 26	227	(26)	201	5 to 26	202	(19)	183
Trade names	25	13	(1)	12	25	13	(1)	12
Patents	13	5	(1)	4	13	5	(1)	4
Other	3 to 5	6	(1)	5	--	--	--	--
Non-amortizable intangible assets:
Trademarks		173	--	173		147	--	147
Total identified intangible assets		$1,034	$(79)	$955		$858	$(55)	$803

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Amortization expense and its allocation to cost of goods sold and selling, general and administrative expenses in the Consolidated Statement of Operations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Cost of goods sold	$3	$2	$8	$7
Selling, general and administrative expenses	7	5	17	15
Total	$10	$7	$25	$22

We expect to recognize amortization expense for intangible assets of approximately $35, $38, $38, $37 and $37 for the years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

5.  Detail of Certain Balance Sheet Accounts

Components of inventories are as follows:

Inventories	September 30, 2010	December 31, 2009

Finished goods	$166	$130
Goods in process	40	47
Raw materials and supplies	72	69
Inventories, at FIFO cost	$278	246
Excess of LIFO over FIFO cost		1
Total Inventories		$247

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

Components of property, plant, and equipment are as follows:

Property, Plant and Equipment	September 30, 2010	December 31, 2009

Land	$35	$33
Leasehold improvements	10	10
Buildings	213	211
Machinery and equipment	784	758
Construction in progress	40	35
Total property, plant and equipment	1,082	1,047
Less: Accumulated depreciation	(182)	(128)
Net Property, Plant, and Equipment	$900	$919

Components of accrued liabilities are as follows:

Accrued Liabilities	September 30, 2010	December 31, 2009

Wages and benefits	$64	$24
Foreign currency and interest rate hedge agreements	18	7
Restructuring reserves	6	13
Environmental remediation liabilities	31	31
Accrued income taxes payable	24	19
Accrued selling expenses	17	20
Accrued interest	17	8
Other	85	80
Total Accrued Liabilities	$262	$202

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

6.  Income Taxes

Income Tax Expense

We recorded net income tax expense of $7 and $26 for the three and nine months ended September 30, 2010, respectively, and net income tax expense of $13 and $17 for the three and nine months ended September 30, 2009, respectively.  Our income tax expense or benefit is affected by changes in the mix of income and losses in the tax jurisdictions in which we operate, unrecognized tax benefits and discrete items.

For the three months ended September 30, 2010, we recognized a tax benefit of $2 due to the effective settlement of a tax position taken in a prior year and an additional $2 due to the reevaluation of a similar tax position not yet settled.  In the second quarter of 2010, a tax benefit of $6 was recognized for a change in a valuation allowance of an ex-U.S. entity.  In the first quarter of 2009, a tax benefit of $10 was recognized due to developments in case law changing the technical merits of a tax position.

For both of the periods of 2010 and 2009, we recorded income tax expense on ex-U.S. earnings but a full valuation allowance against the tax benefit on losses experienced in the U.S.

Unrecognized Tax Benefits

The total amount of unrecognized tax benefits, inclusive of interest and penalties, at September 30, 2010 and December 31, 2009 was $148 and $155, respectively.  Included in the balance at September 30, 2010 and December 31, 2009 were $50 and $54, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.  The decrease in the amounts is mainly the result of the closure of tax audits, statute of limitation expirations offset by tax positions with respect to events in the current year and the effect of currency exchange rate fluctuations.

We file income tax returns in the U.S. and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.  It is reasonably possible that due to the resolution of federal, state and foreign examinations and appeals, and the expiration of various statutes of limitation within the next 12 months our unrecognized tax benefits that would impact the effective tax rate will decrease by a range of $0 to $16 and our unrecognized tax benefits that would not impact the effective tax rate will decrease by a range of $0 to $3.

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

Cologne Facility Closure

In the fourth quarter 2009, we announced the sale of our customer list and technology related to select products in our PERKACIT® ultra accelerators product line within our Technical Specialties reportable segment (“Thiurams Sale”).  As part of the Thiurams Sale, we entered into an agreement with the buyer to produce the select products through March 31, 2010 (“Tolling Agreement”) for $4.  At the end of the Tolling Agreement, we ceased manufacturing at the Akzo Nobel facility in Cologne, Germany (“Cologne Facility”) where we operated as a guest.  A summary of the charges and changes in estimate associated with this project during the three and nine months ended September 30, 2010 and cumulative charges through September 30, 2010 are as follows:

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

	Contract Termination Payments	Employment Reductions	Other Restructuring Costs	Total
Three Months Ended September 30, 2010:
Cost of goods sold	$--	$--	$1	$1

Nine Months Ended and Cumulative through September 30, 2010:
Cost of goods sold	$2	$2	$2	$6
Selling, general and administrative expenses	--	1	--	1
Total	$2	$3	$2	$7

To complete the closure process, based on current information, we expect to incur charges of approximately $1 as an increase to cost of goods sold for other costs including demolition.  There can be no assurance as to what the ultimate charges will be.

General Corporate

In the fourth quarter of 2008, we initiated a general corporate restructuring targeted to increase the efficiency and cost effectiveness of our support operations.  Throughout 2009, this project expanded in scope to include a reduction in operational personnel in order to more appropriately match our organization with current production levels.  There were no costs incurred in the three months ended September 30, 2010 related to this project.  A summary of the employee reduction charges associated with this project during the nine months ended September 30, 2010 and cumulative charges through September 30, 2010 are as follows:

	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated and Other	Total
Nine Months Ended September 30, 2010:
Cost of goods sold	$--	$1	$--	$--	$1
Selling, general and administrative expenses	--	--	1	1	2
Total	$--	$1	$1	$1	$3

Cumulative through September 30, 2010:
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

Ruabon Facility Closure

Due to overcapacity within the industry, a disadvantaged cost position and increasing pressure from Far Eastern producers, we ceased the manufacturing of certain rubber chemicals at our facility in Ruabon, United Kingdom (“Ruabon Facility”) in the third and fourth quarters of 2008 with an expected final closure of the plant in 2014.  There were no costs incurred related to this project in the three months ended September 30, 2010.  A summary of the charges associated with this project within our Technical Specialties reportable segment during the nine months ended September 30, 2010 and cumulative charges and changes in estimates through September 30, 2010 as recorded in cost of goods sold are as follows:

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

	Contract Termination Payments	Employment Reductions	Other Restructuring Costs	Total
Nine Months Ended September 30, 2010:
Charges taken	$--	$--	$2	$2

Cumulative through September 30, 2010:
Charges taken	$10	$9	$6	$25
Changes in estimates (a)	(5)	--	--	(5)
Total	$5	$9	$6	$20

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

Restructuring Summary

A summary of all restructuring activity during the three and nine months ended September 30, 2010 is as follows:

	Contract Termination Payments	Employment Reductions	Impairment of Long-Lived Assets	Other Restructuring Costs	Total

Balance at December 31, 2009	$2	$15	$--	$--	$17
Charges taken	1	4	--	1	6
Amounts utilized	(1)	(7)	--	(1)	(9)
Currency fluctuations	--	(1)	--	--	(1)
Balance at March 31, 2010	2	11	--	--	13
Charges taken	1	2	--	2	5
Amounts utilized	--	(6)	--	(2)	(8)
Changes in estimates	1	--	--	--	1
Currency fluctuations	(1)	--	--	--	(1)
Balance at June 30, 2010	3	7	--	--	10
Charges taken	--	--	--	1	1
Amounts utilized	--	(2)	--	(1)	(3)
Balance at September 30, 2010	$3	$5	$--	$--	$8

We expect $6 of restructuring liabilities as of September 30, 2010 to be utilized within the next twelve months.

8.  Commitments and Contingencies

Litigation

We are a party to legal proceedings, which have arisen in the ordinary course of business and involve claims for monetary damages.  As of September 30, 2010 and December 31, 2009, we accrued approximately $3 and $2, respectively, for legal costs to defend ourselves in legal matters.

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

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

In addition to the purported class action lawsuit, twenty additional individual lawsuits have been filed since February 2009 against the same defendants (including Solutia) comprised of claims from over one thousand individual residents of Illinois who claim they suffered illnesses and/or injuries as well as property damages as a result of the same PCB’s, dioxins, furans and other alleged hazardous substances allegedly emanating from the defendants’ facilities in Sauget.  In June 2010, a group of approximately 1,200 plaintiffs also filed wrongful death claims in a lawsuit in St. Clair County arising out of alleged contamination from the defendants’ facilities. Moreover, four additional individual lawsuits comprised of claims from twelve plaintiffs were filed between January and April 2010 in Madison County, Illinois, alleging the plaintiffs suffered illnesses resulting from exposure to benzene, PCBs, dioxins, furans and other hazardous substances.  Lastly, in June 2010, a second purported class action lawsuit was filed in the Circuit Court of St. Louis City, Missouri against the same defendants alleging the contamination of the plaintiffs’ property from PCBs, dioxins, furans and other alleged hazardous substances emanating from the defendants’ facilities in Sauget, Illinois and from our now-closed Queeny plant in St. Louis.  The plaintiffs are seeking damages for medical monitoring and the costs associated with remediation and removal of alleged contaminants from their property.  The proposed class members include residents exclusively within the state of Missouri.

Upon assessment of the terms of the Monsanto Settlement Agreement and other defenses available to us, we believe the probability of an unfavorable outcome to us on the Putnam County, West Virginia; Escambia County, Florida; and St. Clair County, Illinois and related litigation against us is remote and, accordingly, we have not recorded a loss contingency.  Nonetheless, if it were subsequently determined these matters are not within the meaning of “Legacy Tort Claims,” as defined in the Monsanto Settlement Agreement, or other defenses to us were unsuccessful, it is reasonably possible we would be liable for an amount which cannot be estimated but which could have a material adverse effect on our consolidated financial statements.

Solutia Inc. Employees’ Pension Plan Litigation

Starting in October 2005, separate purported class action lawsuits were filed by current or former participants in our U.S. pension plan (“U.S. Plan”), which were ultimately consolidated in September 2006 into a single case.  The Consolidated Class Action Complaint alleged three separate causes of action against the U.S. Plan: (1) the U.S. Plan violates ERISA by terminating interest credits on prior plan accounts at the age of 55; (2) the U.S. Plan is improperly backloaded in violation of ERISA; and (3) the U.S. Plan is discriminatory on the basis of age.  In September 2007, the court dismissed the plaintiffs’ second and third claims, and by consent of the parties, certified a class action against the U.S. Plan only with respect to plaintiffs’ claim that the U.S. Plan violates ERISA by allegedly terminating interest credits on prior plan accounts at the age of 55.  On June 11, 2009, the United States District Court for the Southern District of Illinois entered a summary judgment in favor of the U.S. Plan on the sole remaining claim against the U.S. Plan.  The district court entered its final appealable judgment in the case on September 29, 2009, and plaintiffs appealed the decision to the Seventh Circuit Court of Appeals.  The Seventh Circuit held oral argument on the appeal in April 2010, and affirmed the decision of the district court in favor of the defendants in July 2010.

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

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Solutia and the other defendants filed motions to dismiss in February 2010.  In September 2010, the district court granted the defendants’ motions, finding the DOJ failed to file the action within the applicable statute of limitations.  As a result, judgment was entered in favor of the defendants, and Solutia and the other defendants were dismissed from the case.

Resolution of Tax Indemnification

During the second quarter 2010, we received a favorable settlement in a tax indemnification case related to income taxes we paid on a business for periods prior to our acquisition.  The settlement resulted in an $8 gain recorded in other income (loss), net within Unallocated and Other during the nine months ended September 30, 2010.

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

Further, under terms of the Monsanto Settlement Agreement, we have agreed to share responsibility with Monsanto for the environmental remediation at certain locations outside our plant boundaries in Anniston, Alabama and Sauget, Illinois which were also incurred prior to the Solutia Spinoff (the “Shared Sites”).  Under this cost-sharing arrangement, we are responsible for the funding of environmental liabilities at the Shared Sites from February 28, 2008 (the “Effective Date”) up to a total of $325.  Thereafter, if needed, we and Monsanto will share responsibility equally.  From the Effective Date through September 30, 2010, we have made cash payments of $21 toward remediation of the Shared Sites after exhaustion of the special purpose entity funds and have accrued an additional $166 to be paid over the life of the Shared Sites remediation activity.

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

Total
Balance at December 31, 2009	$291
Net charges taken	3
Amounts utilized	(7)
Currency fluctuations	(1)
Balance at March 31, 2010	286
Net charges taken	3
Amounts utilized	(6)
Balance at June 30, 2010	283
Net charges taken	2
Amounts utilized	(5)
Currency fluctuations	1
Balance at September 30, 2010	$281

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

	September 30, 2010	December 31, 2009
Environmental Remediation Liabilities, current	$31	$31
Environmental Remediation Liabilities, long-term	250	260
Total	$281	$291

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

Anniston, Alabama:  On Aug. 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Revised Partial Consent Decree, pursuant to which Pharmacia and Solutia are obligated to perform, among other things, residential cleanup work and a remedial investigation/feasibility study (“RI/FS”) as a result of PCB contamination from our Anniston plant, which occurred prior to the Solutia Spinoff.  The residential cleanup is proceeding and should be completed by the end of 2010, with the implementation in 2011 of an interim institutional control program to address future changes to residential properties.  Some level of remediation of non-residential properties and creek floodplains and/or sediment will be required in the future and we have accrued for this liability based upon our understanding of the level and extent of contamination in these areas, the remedial effort likely to be required by various governmental organizations and estimated costs associated with similar remediation projects.  We may recover some of our investigation and remediation costs from parties, against whom we filed a cost recovery action in July 2003 but because the eventual outcome of these proceedings is uncertain, our environmental liability at September 30, 2010 does not incorporate this potential reimbursement.  State and Federal Natural Resource Damage Trustees have asserted a claim for potential natural resource damage but have yet to undertake an assessment as to the nature and extent of such damages.  As of September 30, 2010, we have accrued $111 for all environmental remediation projects in the Anniston, Alabama area which represents our best estimate of the final cost liability.  Timing of the remediation will not be established until we complete the RI/FS, a Record of Decision is issued by the United States Environmental Protection Agency (“USEPA”), and a consent decree is negotiated and entered by the court to cover the selected remediation for each of the operable units of this site, which will take several years.

Sauget, Illinois:  A number of industrial facilities, including our W.G. Krummrich plant, have operated and disposed of waste in Sauget, Illinois.  Areas of contamination from these industrial operations, which for our W.G. Krummrich plant occurred prior to the Solutia Spinoff, have been classified as part of either the Sauget Area 1 Sites or the Sauget Area 2 Sites.  We conducted a RI/FS for the Sauget Area 1 Sites under an Administrative Order on Consent issued on January 21, 1999.  Although an extensive removal action for one of the Sauget Area 1 Sites was conducted under a Unilateral Administrative Order issued on May 31, 2000, the cost and timing of any additional required remedial actions will be established only after a Record of Decision is issued by the USEPA and a consent decree is negotiated and entered by the court to cover the selected remediation, which is expected within the next two years.  We have an agreement with two other potentially responsible parties (“PRPs”) to enter into an allocation proceeding upon issuance of the Record of Decision to resolve our respective shares of the liability for the Sauget Area 1 Sites and we are pursuing a cost recovery lawsuit against one additional PRP.  We, in coordination with 19 other PRPs, were also required to conduct a RI/FS for the Sauget Area 2 Sites under an Administrative Order on Consent issued effective November 24, 2000.  We submitted the revised RI/FS report with other PRPs based on interim allocations and have agreed, upon issuance of the Record of Decision, to participate in an allocation proceeding to fully resolve each PRPs’ share of the liability for the investigation and remediation costs.  An interim groundwater remedy has been installed pursuant to a Unilateral Administrative Order issued on October 3, 2002.  We anticipate that the USEPA will issue a Record of Decision sometime in 2011.  Our ultimate exposure at these sites will depend on the final remedial actions to be taken and on the level of contribution from other PRPs.  In addition, several PRPs, including Solutia and Pharmacia, received in June 2009 from the U.S. Department of Interior, on behalf of various federal and state natural resource trustees, a notice of intent to perform and an invitation to cooperate in a natural resource damage assessment from the Sauget Industrial Corridor.  Our best estimate of the ultimate cost of all remedial measures that will be required at the Sauget, Illinois area sites is $69 which we have accrued as of September 30, 2010.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

W. G. Krummrich Site:  We entered into a Consent Order under the U.S. Resource Conservation and Recovery Act of 1976, as amended, effective May 3, 2000, to investigate and remediate soil and groundwater contamination from our manufacturing operations at the W.G. Krummrich plant, which occurred prior to the Solutia Spinoff.  We conducted an extensive corrective measures study and a Final Decision was issued by the USEPA in February 2008 setting out the required corrective measures to be completed.  Due to the complexity of the contamination issues at this site, certain of the corrective measures will be performed in phases with the final remediation approach and timing for some of the corrective measures being determined only after investigation and pilot testing phases are completed.  Our best estimate of the ultimate cost of all corrective measures that will be required at the W.G. Krummrich Site is $26, which we have accrued as of September 30, 2010.

We also have accruals for remedial obligations at several of our current or former manufacturing sites which we have owned or operated since the Solutia Spinoff.  Our best estimate of the ultimate cost of all corrective measures that will be required at these sites is $75 which we have accrued as of September 30, 2010.

Environmental Agency Enforcement Actions

On March 3, 2009, the USEPA issued a Notice of Violation (“NOV”), Administrative Order (“AO”) and Reporting Requirement (“RR”) to Solutia concerning alleged violations of the Clean Air Act arising out of an inspection conducted at our manufacturing facility in Springfield, Massachusetts.  The NOV describes the USEPA’s findings alleging violations of the plant’s Title V and state operating permits related to emissions of volatile organic compounds.  The AO orders Solutia to comply with its Title V permit and the National Emission Standards for Hazardous Air Pollutants, Subpart OOO (Amino/Phenolic Resins), Subpart UU (Equipment Leaks), and General Provisions.  The RR requires Solutia to submit additional information regarding certain storage vessels and associated equipment.  On March 23, 2009, Solutia met with the USEPA to confer on this NOV, AO and RR.  Submittals of the requested information under the RR were made as required.  The USEPA informed Solutia at the meeting that it had not yet made any decisions as to whether it will take enforcement action or what type of action it will take with respect to this matter, and we have entered into a tolling agreement with the United States that provides the USEPA time to evaluate its case.  The amount of a potential loss, if any, is not currently estimable.

9.  Derivatives and Risk Management

Our business operations give rise to market risk exposures that result from changes in foreign currency exchange rates, interest rates and certain commodity prices.  To manage the volatility relating to these exposures, we periodically enter into various derivative transactions that enable us to alleviate the adverse effects of financial market risk.  We evaluate hedge effectiveness at inception and on an ongoing basis.  If a derivative is no longer expected to be effective or if the hedged transaction is no longer probable of occurring, hedge accounting is discontinued.  Hedge ineffectiveness, if any, is recorded into earnings.

 Our approved policies and procedures do not permit the purchase or holding of any derivative financial instruments for trading purposes.  Management of counterparty credit risk is achieved through diversification and credit rating reviews of the firms with whom we transact.

Interest Rate Risk

We occasionally enter into interest rate swap contracts to manage interest rate exposures.  In 2008, we entered into interest rate swap agreements with a total notional amount of $800 (“2008 Swaps”) in order to secure a fixed interest rate on a portion of our then existing floating interest rate term debt.  Through February 2009, we designated the 2008 Swaps as cash flow hedges and any changes in fair value were recorded to accumulated other comprehensive loss, a component of shareholders’ equity.  Thereafter, and as more fully described below, we discontinued hedge accounting on the 2008 Swaps because these derivatives were no longer expected to be effective.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

The 2008 Swaps have declining total notional amounts of $800 to $150 which are operational from April 2010 through February 2014.  Because these derivatives were no longer expected to be effective, we discontinued hedge accounting in February 2009 and all subsequent changes in fair value are recognized as interest expense in the Consolidated Statement of Operations.

After assessing existing interest rate market conditions and to neutralize the impact to earnings, we entered into offsetting interest rate swap agreements that are operational beginning August 2010 with total notional amounts, operational dates and other terms that effectively mirror the 2008 Swaps.  Further, to mitigate the exposure to variable interest rates on the $850 million term debt which was borrowed in the first quarter 2010, we entered into interest rate swap agreements with a total notional amount of $600 (“2010 Swaps”) that are operational beginning in July 2010 in order to secure a fixed interest rate on a portion of the floating interest rate term debt.  The total notional amount of the 2010 Swaps declines to $200 through December 2015.  The 2010 Swaps were designated as cash flow hedges and therefore any changes in fair value were recorded to accumulated other comprehensive loss.

Foreign Currency Exchange Rate Risk

We use foreign currency derivative instruments to manage the volatility associated with foreign currency purchases of materials and other assets and liabilities created in the normal course of business and to protect against exposure related to intercompany financing transactions.  These risks are hedged primarily through the use of forward exchange contracts and purchased options with maturities of less than 18 months.  We have chosen not to designate these instruments as hedges to allow the changes in the fair value of these instruments to largely offset the remeasurement of the underlying assets and liabilities in the Consolidated Statement of Operations. As of September 30, 2010, we had currency forward contracts to purchase and sell $128 of currencies comprised principally of the Euro, U.S. Dollar and Malaysian Ringgit.

Commodity Price Risk

We periodically enter into a limited number of commodity forward contracts in order to reduce cash flow exposure to changes in the price of certain raw materials and energy resources.  In 2009, we entered into commodity forward contracts related to our Integrated Nylon business.  At September 30, 2010 and December 31, 2009, we had no such contracts outstanding requiring fair value treatment.

Our derivatives recorded at their respective fair values at September 30, 2010 and December 31, 2009 in the Consolidated Statement of Financial Position are summarized as follows:

	September 30, 2010
	Asset Derivatives		Liability Derivatives
	Consolidated Statement of Financial Position Presentation	Fair Value	Consolidated Statement of Financial Position Presentation	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$--	Accrued Liabilities	$4
	Other Assets	--	Other Liabilities	--
Total interest rate contracts		--		4

Derivatives not designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$--	Accrued Liabilities	$14
	Other Assets	5	Other Liabilities	22
Total interest rate contracts		5		36
Foreign exchange contracts	Miscellaneous Receivables	2	Accrued Liabilities	--
Total		$7		$40

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

A summary of the gains and losses on our derivative instruments for the three and nine months ended September 30, 2010 and 2009 included in the Consolidated Statement of Operations and Consolidated Statement of Financial Position is as follows:

	Change in Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Loss		Amount of Gain (Loss) Recognized in Income		Consolidated Statement of Operations Presentation
	Three months ended September 30		Three months ended September 30
	2010	2009	2010	2009
Derivatives designated as hedging instruments:
Interest rate contracts	$(4)	$--	$--	$--	Interest expense

Derivatives not designated as hedging instruments:
Interest rate contracts	$--	$--	$(5)	$(3)	Interest expense (a)
Foreign exchange contracts	--	--	3	1	Other income (loss), net
Total derivatives not designated as hedging instruments	--	--	(2)	(2)
Total derivatives	$(4)	$--	$(2)	$(2)

(a) – We reclassified $2 of losses from accumulated other comprehensive loss to interest expense during the three months ended September 30, 2010 related to the 2008 Swaps.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

	Change in Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Loss		Amount of Gain (Loss) Recognized in Income		Consolidated Statement of Operations Presentation
	Nine months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Derivatives designated as hedging instruments:
Interest rate contracts	$(4)	$4	$--	$--	Interest expense

Derivatives not designated as hedging instruments:
Interest rate contracts	$--	$--	$(21)	$1	Interest expense (b)
Foreign exchange contracts	--	--	7	17	Other income (loss), net
Commodity contracts	--	--	--	(1)	Income (Loss) from Discontinued Operations, net of tax
Total derivatives not designated as hedging instruments	--	--	(14)	17
Total derivatives	$(4)	$4	$(14)	$17

(b) – We reclassified $4 of losses from accumulated other comprehensive loss to interest expense during the nine months ended September 30, 2010 related to the 2008 Swaps.

As of September 30, 2010, deferred losses of $10 related to 2008 and 2010 swaps currently classified in accumulated other comprehensive loss are expected to be reclassified into earnings as interest expense over the next twelve months.

10.  Fair Value of Financial Instruments

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at September 30, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivatives – Foreign Exchange (a)	$2	$--	$2	$--
Derivatives – Interest Rates (b)	5	--	5	--
Total	$7	$--	$7	$--

Liabilities:
Derivatives – Interest Rates (b)	$40	$--	$40	$--
Total	$40	$--	$40	$--

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

		Fair Value Measurements at December 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivatives – Foreign Exchange (a)	$2	$--	$2	$--
Total	$2	$--	$2	$--

Liabilities:
Derivatives – Foreign Exchange (a)	$1	$--	$1	$--
Derivatives – Interest Rates (b)	20	--	20	--
Total	$21	$--	$21	$--

(a)	Includes foreign currency forward contracts valued using an income approach based on the present value of the difference between the forward rate and contract rate, multiplied by the notional amount.
(b)	Includes interest rate swaps valued using counterparty quotes, which use discounted cash flows and the then-applicable forward interest rates.

The carrying amounts of cash, trade receivables, accounts payable and short-term debt approximate their fair values at both September 30, 2010 and December 31, 2009, due to the short maturity of these instruments.  The estimated fair value of our long-term debt at September 30, 2010 is $1,575 compared to the carrying amount of $1,513.  The estimated fair value of our long-term debt at December 31, 2009 was $1,309 compared to the carrying amount of $1,276 (including current portion of long-term debt).  The fair values are estimated by various banks based upon trading levels on the date of measurement.

11.  Pension Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

For the three and nine months ended September 30, 2010 and 2009, our principal pension and healthcare and other benefit costs for continuing operations are as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service costs for benefits earned	$1	$1	$2	$2
Interest costs on benefit obligation	15	15	38	45
Assumed return on plan assets	(15)	(15)	(40)	(44)
Amortization of net actuarial loss	3	1	8	2
Settlement Charges	--	6	1	6
Total	$4	$8	$9	$11

	Healthcare and Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service costs for benefits earned	$--	$1	$2	$3
Interest costs on benefit obligation	2	4	7	11
Assumed return on plan assets	(1)	(2)	(4)	(4)
Amortization of net actuarial gain	(3)	(2)	(6)	(5)
Total	$(2)	$1	$(1)	$5

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Settlements

For the nine months ended September 30, 2010 we recorded a settlement charge of $1 resulting from the significant amount of lump sum distributions in Belgium associated with a reduction of personnel.  We recorded a settlement charge of $6 for the three and nine months ended September 30, 2009 resulting from the significant amount of lump sum distributions in the U.S. associated with a reduction of salaries and union personnel in 2009.  These reductions were driven by restructuring activities as more fully discussed in Note 7 – Restructuring Reserves.  As a result of the assumption of the Nylon Pension Plan by the Buyer, we recognized a settlement charge of $20 in income (loss) from discontinued operations, net of tax during the nine months ended September 30, 2009.

Employer Contributions

 According to current IRS funding rules, we are required to contribute $36 to our U.S. pension plans, collectively, in 2010.  In the nine months ended September 30, 2010, we satisfied this requirement via a $50 contribution, inclusive of a $14 voluntary contribution.  We also expect to be required to fund approximately $12 in pension contributions to our foreign pension plans in 2010, of which $9 has been contributed in the nine months ended September 30, 2010.

12.  Debt Obligations

In the first quarter of 2010, we issued $300 of 7.875 percent notes due 2020 (“2020 Notes”), which resulted in net proceeds to us of $292, after deducting underwriting discounts and fees.  In addition, we extinguished our existing $1.2 billion senior secured term loan facility (“2014 Term Loan”) and $350 senior secured asset-based revolving credit facility (“2013 Revolver”), replacing them with a $1,150 senior secured credit facility (“Credit Facility”).  The Credit Facility consists of an $850 term loan maturing in 2017 (“2017 Term Loan”) and a $300 revolving credit facility maturing in 2015 (“2015 Revolver”).  As a result of the early extinguishment of our 2014 Term Loan and 2013 Revolver, we incurred an $80 non-cash charge related to the write-off of deferred debt issuance costs on our 2014 Term Loan and 2013 Revolver and a $9 prepayment penalty for the early extinguishment of the 2014 Term Loan.  These amounts were recorded in loss on debt extinguishment for the nine months ended September 30, 2010.

In the third quarter 2010, we made a $30 principal payment on the 2017 Term Loan, of which $28 was voluntary.  Our long-term debt consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

2017 Term Loan	$818	$--
2014 Term Loan	--	876
8.75% 2017 Notes	400	400
7.875% 2020 Notes	300	--
Total principal amount	1,518	1,276
Less: Unamortized debt discount	(5)	--
Less: Current portion of long-term debt	--	(12)
Total	$1,513	$1,264

We had no short-term borrowings at September 30, 2010 and $16 at December 31, 2009, comprised of other lines of credit.

The weighted average interest rate on our total debt outstanding was 6.4 percent and 7.7 percent at September 30, 2010 and December 31, 2009, respectively.  Our weighted average interest rate on short-term debt outstanding was 2.1 percent at December 31, 2009.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

The $400 of 8.75 percent notes due in 2017 (“2017 Notes”) were issued at par and require semi-annual interest payments.  The 2020 Notes were issued at 99.5 percent of par and require semi-annual interest payments.  Our current subsidiaries CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Inter-America, Inc., Solutia Overseas, Inc., S E Investment LLC and future subsidiaries as defined by the 2017 Notes and 2020 Notes (collectively “The Notes”), subject to certain exceptions are guarantors (“Note Guarantors”) of The Notes as of September 30, 2010.  Solutia Business Enterprises Inc., a previous guarantor of the 2017 Notes, 2020 Notes and 2017 Term Loan, was merged into Solutia Inc. during the second quarter of 2010.

The 2017 Term Loan was issued at 99.5 percent of the principal amount bearing interest at LIBOR plus 3.25 percent with a 1.50 percent LIBOR floor.  We are required to pay 1 percent of the principal of the 2017 Term Loan annually via quarterly payments. The 2015 Revolver bears interest, at our option, at LIBOR plus 3.50 percent with no LIBOR floor or the prime rate plus 2.50 percent with no prime rate floor. LIBOR-based interest for the 2017 Term Loan and 2015 Revolver is payable on the last day of each relevant interest period (defined as one, two, three or six months or other periods available to all lenders under each facility) and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period.  Prime-based interest for the 2015 Revolver is payable quarterly in arrears. CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Inter-America, Inc., Solutia Overseas, Inc. and future subsidiaries, as defined by the Credit Facility, subject to certain exceptions (the “Credit Facility Guarantors”), are guarantors of our obligations under the Credit Facility.  The Credit Facility and related guarantees are secured by liens on substantially all of our and the Credit Facility Guarantors’ present and future assets.

The Credit Facility and The Notes include a number of customary covenants and events of default, including the maintenance of certain financial covenants that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends, repurchase stock, sell certain assets or merge with or into other companies; enter into new lines of business; and prepay, redeem or exchange our debt.  The Credit Facility also includes the maintenance of the following financial covenants: (i) total leverage ratio and (ii) fixed charge coverage ratio as defined by the Credit Facility.  We were in compliance with all applicable covenants as of September 30, 2010.

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

Reportable Segment		Products
Advanced Interlayers	● ● ●	SAFLEX® plastic interlayer and encapsulants VISTASOLAR® ethyl vinyl acetate encapsulants Specialty intermediate Polyvinyl Butyral resin and plasticizer
Performance Films	● ●
LLUMAR®, VISTA®, GILA®, V-KOOL®, HUPER OPTIK®, ENERLOGIC®, and FORMULAONE® professional and retail window films
FLEXVUE™ precision coated films and other enhanced polymer films for industrial customers

Technical Specialties	● ● ● ● ● ●	CRYSTEX® insoluble sulphur SANTOFLEX® antidegradants PERKACIT® ultra accelerators THERMINOL® heat transfer fluids SKYDROL® aviation hydraulic fluids SKYKLEEN® brand of aviation solvents

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

Operating results for each segment for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)

Reportable Segments:
Advanced Interlayers	$212	$48	$182	$45	$606	$139	$475	$98
Performance Films	73	13	53	11	198	40	141	24
Technical Specialties	224	80	196	75	647	237	531	197
Reportable Segment Totals	509	141	431	131	1,451	416	1,147	319
Unallocated and Other	2	(24)	4	(29)	10	(64)	15	(73)
Total	511	117	435	102	1,461	352	1,162	246

Reconciliation to Consolidated Totals:
Depreciation and amortization		(29)		(27)		(84)		(78)
Interest expense		(35)		(31)		(109)		(90)
Loss on debt extinguishment		--		--		(89)		(8)
Net income attributable to noncontrolling interest		2		2		3		3
Consolidated Totals:
Net Sales	$511		$435		$1,461		$1,162
Income from Continuing Operations Before Income Taxes		$55		$46		$73		$73

Assets as of September 30, 2010 and December 31, 2009 for each segment are as follows:
	September 30, 2010	December 31, 2009
Assets by Segment:
Advanced Interlayers	$1,601	$1,305
Performance Films	693	598
Technical Specialties	894	883
Reportable Segment totals	3,188	2,786
Reconciliation to consolidated totals:
Discontinued Operations	16	30
Unallocated and Other	337	450
Consolidated totals	$3,541	$3,266

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

14.  Earnings (Loss) Per Share

The following table presents the net income (loss) used in the computation of basic and diluted earnings (loss) per share and reconciles weighted average number of shares used in the basic earnings (loss) per share calculation to the weighted average number of shares used to compute diluted earnings (loss) per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2010	2009	2010	2009

Consolidated Statement of Operations:
Income from continuing operations	$48	$33	$47	$56
Less: Net Income attributable to noncontrolling interest	2	2	3	3
Income from continuing operations attributable to Solutia	46	31	44	53
Income (Loss) from discontinued operations, net of tax	2	(2)	(13)	(173)
Net Income (Loss) attributable to Solutia	$48	$29	$31	$(120)

Weighted average number of shares outstanding used for basic earnings (loss) per share	119.1	118.4	118.8	102.4
Non-vested restricted shares	0.9	0.2	1.0	0.2
Stock options	--	--	--	--
Warrants	--	--	--	--
Weighted average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share	120.0	118.6	119.8	102.6

During the three and nine months ended September 30, 2010 and 2009, the following shares were not included in the computation of earnings (loss) per share since the result would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2010	2009	2010	2009
Non-vested restricted shares	0.3	0.6	0.2	1.2
Stock options	2.8	2.3	2.4	2.5
Warrants	4.5	4.5	4.5	4.5

15. Condensed Consolidating Financial Statements

In accordance with SEC regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” we are providing condensed consolidating financial statements as The Notes are fully and unconditionally guaranteed on a joint and several basis.

The following consolidating financial statements present, in separate columns, financial information for:  (i) Solutia, on a parent-only basis, carrying its investment in subsidiaries under the equity method; (ii) Note Guarantors on a combined basis (“Guarantors”), carrying investments in subsidiaries which do not guarantee the debt (the “Non-Guarantors”) under the equity method; (iii) Non-Guarantors on a combined basis; (iv) eliminating entries and (v) consolidated totals as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009.  The eliminating entries primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2010

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Net Sales	$122	$108	$447	$(166)	$511
Cost of goods sold	107	71	346	(171)	353
Gross Profit	15	37	101	5	158

Selling, general, and administrative expenses	19	14	29	--	62
Research, development and other operating expenses, net	3	1	4	--	8

Operating Income (Loss)	(7)	22	68	5	88

Equity earnings from affiliates	73	39	--	(112)	--
Interest expense	(35)	(1)	(43)	44	(35)
Other income, net	17	15	21	(51)	2

Income from Continuing Operations Before Income Tax Expense	48	75	46	(114)	55
Income tax expense	--	--	7	--	7
Income from Continuing Operations	48	75	39	(114)	48
Income from discontinued operations, net of tax	--	--	2	--	2
Net Income	48	75	41	(114)	50
Net Income attributable to noncontrolling interest	--	--	2	--	2
Net Income attributable to Solutia	$48	$75	$39	$(114)	$48

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2009

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Net Sales	$113	$92	$383	$(153)	$435
Cost of goods sold	95	59	302	(160)	296
Gross Profit	18	33	81	7	139

Selling, general, and administrative expenses	24	10	19	--	53
Research, development and other operating expenses, net	7	1	--	--	8

Operating Income (Loss)	(13)	22	62	7	78

Equity earnings from affiliates	61	24	--	(85)	--
Interest expense	(32)	--	(36)	37	(31)
Other income (loss), net	13	18	17	(49)	(1)

Income from Continuing Operations Before Income Tax Expense	29	64	43	(90)	46
Income tax expense	--	--	13	--	13
Income from Continuing Operations	29	64	30	(90)	33
Loss from discontinued operations, net of tax	--	--	(2)	--	(2)
Net Income	29	64	28	(90)	31
Net Income attributable to noncontrolling interest	--	--	2	--	2
Net Income attributable to Solutia	$29	$64	$26	$(90)	$29

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2010

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Net Sales	$357	$322	$1,308	$(526)	$1,461
Cost of goods sold	310	206	1,017	(537)	996
Gross Profit	47	116	291	11	465

Selling, general, and administrative expenses	75	42	77	--	194
Research, development and other operating expenses, net	8	3	4	--	15

Operating Income (Loss)	(36)	71	210	11	256

Equity earnings from affiliates	209	106	--	(315)	--
Interest expense	(109)	(1)	(114)	115	(109)
Other income, net	38	38	76	(137)	15
Loss on debt extinguishment	(88)	--	(1)	--	(89)

Income from Continuing Operations Before Income Tax Expense	14	214	171	(326)	73
Income tax expense	--	--	30	(4)	26
Income from Continuing Operations	14	214	141	(322)	47
Income (Loss) from discontinued operations, net of tax	17	--	(30)	--	(13)
Net Income	31	214	111	(322)	34
Net Income attributable to noncontrolling interest	--	--	3	--	3
Net Income attributable to Solutia	$31	$214	$108	$(322)	$31

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2009

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Net Sales	$297	$256	$1,027	$(418)	$1,162
Cost of goods sold	260	161	828	(431)	818
Gross Profit	37	95	199	13	344

Selling, general, and administrative expenses	73	29	54	--	156
Research, development and other operating expenses, net	10	2	2	--	14

Operating Income (Loss)	(46)	64	143	13	174

Equity earnings from affiliates	129	30	--	(159)	--
Interest expense	(90)	(1)	(117)	118	(90)
Other income (loss), net	30	50	53	(136)	(3)
Loss on debt extinguishment	--	--	(8)	--	(8)

Income from Continuing Operations Before Income Tax Expense	23	143	71	(164)	73
Income tax expense	--	--	17	--	17
Income from Continuing Operations	23	143	54	(164)	56
Loss from discontinued operations, net of tax	(143)	(10)	(20)	--	(173)
Net Income (Loss)	(120)	133	34	(164)	(117)
Net Income attributable to noncontrolling interest	--	--	3	--	3
Net Income (Loss) attributable to Solutia	$(120)	$133	$31	$(164)	$(120)

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Balance Sheet
September 30, 2010

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia
ASSETS
Current Assets:
Cash and cash equivalents	$125	$5	$51	$--	$181
Trade receivables, net	28	49	186	--	263
Intercompany receivables	120	455	357	(932)	--
Miscellaneous receivables	12	--	57	--	69
Inventories	64	51	206	(43)	278
Prepaid expenses and other assets	8	1	8	10	27
Current assets of discontinued operations	--	--	16	--	16
Total Current Assets	357	561	881	(965)	834

Net Property, Plant and Equipment	177	137	586	--	900
Investments in Affiliates	2,272	591	903	(3,766)	--
Goodwill	150	191	403	--	744
Net Identified Intangible Assets	188	312	455	--	955
Intercompany Advances	322	526	1,727	(2,575)	--
Other Assets	55	3	50	--	108
Total Assets	$3,521	$2,321	$5,005	$(7,306)	$3,541

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$44	$19	$91	$--	$154
Intercompany payables	615	5	312	(932)	--
Accrued liabilities	126	16	121	(1)	262
Intercompany short-term debt	22	--	416	(438)	--
Current liabilities of discontinued operations	1	--	25	--	26
Total Current Liabilities	808	40	965	(1,371)	442

Long-Term Debt	1,513	--	--	--	1,513
Intercompany Long-Term Debt	11	23	2,103	(2,137)	--
Postretirement Liabilities	243	2	102	--	347
Environmental Remediation Liabilities	232	2	16	--	250
Deferred Tax Liabilities	20	10	181	--	211
Non-current Liabilities of Discontinued Operations	--	--	25	--	25
Other Liabilities	53	6	47	--	106

Shareholders’ Equity:
Common stock	1	--	--	--	1
Additional contributed capital	1,627	2,238	1,560	(3,798)	1,627
Treasury stock	(6)	--	--	--	(6)
Accumulated other comprehensive loss	(231)	--	--	--	(231)
Accumulated deficit	(750)	--	--	--	(750)
Total Shareholders’ Equity attributable to Solutia	641	2,238	1,560	(3,798)	641
Equity attributable to noncontrolling interest	--	--	6	--	6
Total Shareholders’ Equity	641	2,238	1,566	(3,798)	647
Total Liabilities and Shareholders’ Equity	$3,521	$2,321	$5,005	$(7,306)	$3,541

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Balance Sheet
December 31, 2009

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia
ASSETS
Current Assets:
Cash and cash equivalents	$104	$1	$138	$--	$243
Trade receivables, net	27	43	190	--	260
Intercompany receivables	188	357	326	(871)	--
Miscellaneous receivables	7	2	71	--	80
Inventories	65	35	176	(29)	247
Prepaid expenses and other current assets	24	1	7	5	37
Current assets of discontinued operations	10	--	20	--	30
Total Current Assets	425	439	928	(895)	897

Net Property, Plant and Equipment	182	142	595	--	919
Investments in Affiliates	2,064	421	52	(2,537)	--
Goodwill	150	191	170	--	511
Net Identified Intangible Assets	194	320	289	--	803
Intercompany Advances	153	552	1,259	(1,964)	--
Other Assets	92	4	40	--	136
Total Assets	$3,260	$2,069	$3,333	$(5,396)	$3,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$48	$13	$100	$--	$161
Intercompany payables	578	18	275	(871)	--
Accrued liabilities	85	5	120	(8)	202
Short-term debt, including current portion of long-term debt	12	--	16	--	28
Intercompany short-term debt	--	--	778	(778)	--
Current liabilities of discontinued operations	50	--	12	--	62
Total Current Liabilities	773	36	1,301	(1,657)	453

Long-Term Debt	1,264	--	--	--	1,264
Intercompany Long-Term Debt	19	23	1,144	(1,186)	--
Postretirement Liabilities	304	3	104	--	411
Environmental Remediation Liabilities	242	1	17	--	260
Deferred Tax Liabilities	20	10	149	--	179
Other Liabilities	45	7	47	--	99

Shareholders’ Equity:
Common stock	1	--	--	--	1
Additional contributed capital	1,612	1,989	564	(2,553)	1,612
Treasury stock	(2)	--	--	--	(2)
Accumulated other comprehensive loss	(237)	--	--	--	(237)
Accumulated deficit	(781)	--	--	--	(781)
Total Shareholders’ Equity attributable to Solutia	593	1,989	564	(2,553)	593
Equity attributable to noncontrolling interest	--	--	7	--	7
Total Shareholders’ Equity	593	1,989	571	(2,553)	600
Total Liabilities and Shareholders’ Equity	$3,260	$2,069	$3,333	$(5,396)	$3,266

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months ended September 30, 2010

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Cash Provided by (Used in) Operations	$(82)	$124	$143	$--	$185

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(5)	(4)	(19)	--	(28)
Acquisition payments	--	(1)	(370)	--	(371)
Property disposals	(3)	--	3	--	--
Cash Used in Investing Activities	(8)	(5)	(386)	--	(399)

FINANCING ACTIVITIES:
Proceeds from long-term debt obligations	1,144	--	--	--	1,144
Payments of long-term debt obligations	(908)	--	--	--	(908)
Payment of short-term debt obligations	--	--	(16)	--	(16)
Debt issuance costs	(27)	--	--	--	(27)
Purchase of treasury shares	(4)	--	--	--	(4)
Other	(9)	--	(4)	--	(13)
Changes in investments and advances from (to) affiliates	(85)	(115)	200	--	--
Cash Provided by (Used in) Financing Activities	111	(115)	180	--	176

Effect of Exchange Rate Changes on Cash	--	--	(24)	--	(24)

Increase (Decrease) in Cash and Cash Equivalents	21	4	(87)	--	(62)

CASH AND CASH EQUIVALENTS:
Beginning of year	104	1	138	--	243
End of year	$125	$5	$51	$--	$181

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2009

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Cash Provided by (Used in) Operations	$(197)	$185	$193	$--	$181

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(18)	(2)	(13)	--	(33)
Acquisition payments	(1)	(1)	--	--	(2)
Property disposals	24	--	1	--	25
Cash Provided by (Used in) Investing Activities	5	(3)	(12)	--	(10)

FINANCING ACTIVITIES:
Net change in lines of credit	(2)	--	(11)	--	(13)
Proceeds from short-term debt obligations	--	--	22	--	22
Payments of short-term debt obligations	--	--	(15)	--	(15)
Proceeds from long-term debt obligations	--	--	70	--	70
Payments of long-term debt obligations	(9)	--	(74)	--	(83)
Net change in long-term revolving credit facility	(175)	--	(6)	--	(181)
Debt issuance costs	--	--	(4)	--	(4)
Proceeds from stock issuance	119	--	--	--	119
Purchase of treasury shares	(2)	--	--	--	(2)
Other	--	--	(5)	--	(5)
Changes in investments and advances from (to) affiliates	306	(144)	(162)	--	--
Cash Provided by (Used in) Financing Activities	237	(144)	(185)	--	(92)

Increase (Decrease) in Cash and Cash Equivalents	45	38	(4)	--	79

CASH AND CASH EQUIVALENTS:
Beginning of period	--	1	31	--	32
End of period	$45	$39	$27	$--	$111

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements include all statements regarding expected future financial position, results of operations, profitability, cash flows and liquidity.  Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, our ability to comply with the terms of our financing agreements; our ability to reduce our overall leveraged position; general economic, business and market conditions; customer acceptance of new products; raw material and energy costs or shortages; limited access to capital resources; currency and interest rate fluctuations; increased competitive and/or customer pressure; gain or loss of significant customers; compression of credit terms with suppliers; exposure to product liability and other litigation; changes in cost of environmental remediation obligations and other environmental liabilities; changes in accounting principles generally accepted in the U.S. (“U.S. GAAP”); ability to implement cost reduction initiatives in a timely manner; geopolitical instability and changes in pension and other postretirement assumptions.

Overview

We are a leading global manufacturer and marketer of high-performance chemical-based materials that are used across a variety of automotive, construction, industrial and consumer applications.  We report our operations in three segments: Advanced Interlayers (formerly Saflex), Performance Films (formerly CPFilms) and Technical Specialties.  The reportable segment name changes in the first quarter of 2010 did not affect the organizational structure, financial results or the composition of the products within each reportable segment. Through our Advanced Interlayers segment, we produce Polyvinyl Butyral (“PVB”) and Ethyl Vinyl Acetate (“EVA”) used in the manufacture of laminated glass for automotive, architectural and solar applications in addition to the manufacture of specialized technical films for use in a wide variety of industrial applications.  Our Performance Films segment manufactures, markets and distributes custom-coated window films for aftermarket automotive and architectural applications.  Technical Specialties is our specialty chemicals segment, which includes the manufacture and sale of specialty chemicals for the rubber, solar energy, process manufacturing and aviation industries.  The major products by reportable segment are as follows:

Reportable Segment		Products
Advanced Interlayers	● ● ●	SAFLEX® plastic interlayer and encapsulants VISTASOLAR® ethyl vinyl acetate encapsulants Specialty intermediate Polyvinyl Butyral resin and plasticizer
Performance Films	● ●
LLUMAR®, VISTA®, GILA®, V-KOOL®, HUPER OPTIK®, ENERLOGIC®, and FORMULAONE® professional and retail window films
FLEXVUE™ precision coated films and other enhanced polymer films for industrial customers

Technical Specialties	● ● ● ● ● ●	CRYSTEX® insoluble sulphur SANTOFLEX® antidegradants PERKACIT® ultra accelerators THERMINOL® heat transfer fluids SKYDROL® aviation hydraulic fluids SKYKLEEN® brand of aviation solvents

See Note 13 to the accompanying consolidated financial statements for further information regarding our reportable segments.

Significant Third Quarter 2010 Events

In the third quarter 2010, we ceased production of our Primary Accelerators products previously manufactured at the Monsanto Company facility in Antwerp, Belgium, where we operated as a guest.  Our decision to exit this business is consistent with our strategy of focusing on businesses that are leaders or have the potential to be leaders in their respective markets coupled with a sustainable competitive advantage.  This step further refines our product portfolio to remain the global leader in the manufacture and supply of high-quality rubber chemicals that have a competitive advantage in the market.  In conjunction with the shutdown in the third quarter, we reported the results of Primary Accelerators as a discontinued operation and restated prior periods to reflect this presentation.

Also in the third quarter 2010, we initiated certain expansion plans in the key growth regions of Asia and South America, which were previously announced.  Specifically, construction of a second polyvinyl butyral (PVB) manufacturing line and a new ethylene vinyl acetate (EVA) production line at our Suzhou plant commenced.  Finally, we have engaged in a feasibility study to explore the potential addition of a PVB resin plant in the Asia Pacific region.  The results of the study are expected by the end of the year and, assuming positive results and pending approval, construction would begin soon thereafter.

With respect to our product offerings, we announced the introduction of several new Advanced Interlayers products including our advanced acoustic PVB interlayer targeted for the European Architectural market, our advanced solar-absorbing PVB interlayer for the global automotive glazing market and our advanced encapsulant designed to prevent corrosion in solar cells.  Also in the third quarter 2010, our aviation hydraulic fluid, manufactured and sold by our Technical Specialties segment, achieved full approval by Boeing for use in all its prior and current aircraft.

Third quarter foreign currency fluctuation impact:  As a global manufacturer and marketer, our operations outside the United States are subject to fluctuations in currency values.  For most of our ex-U.S. operations, the local currency has been used as the functional currency, which requires a translation into U.S. dollars at current or average exchange rates.  In the third quarter 2010, due primarily to an 11 percent weakening of the U.S. dollar spot rate versus the Euro spot rate as compared to the June 30, 2010 spot rate, the translation of our balance sheet accounts from the respective functional currencies into U.S. dollars resulted in an unrealized gain of $92 million in Other Comprehensive Income (Loss).  The effects of translation of the balance sheet accounts as of a reporting date are not reflected in the Consolidated Statement of Operations.  In comparison, in the third quarter of 2009, the translation of our balance sheet accounts generated an unrealized gain of $28 million in Other Comprehensive Income (Loss) also due to the weakening of the U.S. dollar spot rates versus the Euro and other currencies’ spot rates as of September 30, 2009.

With respect to the Consolidated Statement of Operations, movements in the average exchange rates of the Euro to U.S. dollar impact our financial results, which are discussed elsewhere in Management’s Discussion and Analysis.  Our full year net sales generally change in the range of $4 million to $5 million for every 0.01 change in value of the Euro to the U.S. dollar. Our full year earnings before interest, taxes, depreciation and amortization (EBITDA) generally change in the range of $0.4 million to $0.5 million for every 0.01 change in value of the Euro to the U.S. dollar.  A decline in the value of the Euro to the U.S. dollar has a negative impact on sales and EBITDA.  Our full year 2010 outlook utilizes the September 30, 2010 Euro to USD spot rate of 1.36 for the remainder of 2010.

Below are the spot and average Euro to U.S. dollar currency translation rates for the periods noted:

	September 30,	June 30,	September 30,	June 30,
	2010	2010	2009	2009

Spot rate	1.36	1.23	1.47	1.41

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Average rate	1.27	1.41	1.32	1.36

Summary Results of Operations: In the third quarter 2010, we reported net sales of $511 million, a 17 percent increase as compared to $435 million reported in the third quarter 2009.  The increase was driven by higher sales volumes and the impact of the Vistasolar and Novomatrix acquisitions, partially offset by unfavorable currency exchange rate fluctuations.  Our third quarter 2010 gross profit of $158 million was 14 percent higher versus the same period in 2009 as higher net sales, as described above, and lower restructuring charges were partially offset by higher raw material prices and, to a lesser extent, higher annual incentive costs.  Our gross profit margin decreased to 31 percent in the third quarter of 2010 as compared to 32 percent for the same period in 2009 due to higher raw material prices as partially offset by net margin improvement on higher sales volumes and the positive impact from the Novomatrix and Vistasolar acquisitions.  Selling, general and administrative expenses were $62 million in the third quarter 2010 as compared to $53 million in the same period in 2009.  This increase is predominantly due to the return of employee incentives temporarily suspended in 2009, higher stock compensation expense and the inclusion of expenses associated with our Novomatrix and Vistasolar Acquisition.  As a percentage of sales, selling, general and administrative expenses were essentially unchanged for the third quarter 2010 as compared to the same period in 2009.

Cash provided by operations – continuing operations for the first nine months of 2010 was $211 million as compared to $121 million for the same period in 2009.  The increase is primarily attributable to higher operating income and lower interest payments, partially offset by higher pension contributions, higher cash paid for taxes, higher working capital requirements and the absence of reimbursement for environmental remediation.  Working capital requirements on continuing operations were higher for the first nine months of 2010 as compared to the same period in 2009 on significantly higher sales.

Outlook

    In the third quarter 2010, we experienced continued improvement in sales volumes as compared to the first and second quarters of 2010 across predominately all of our product offerings.  Consistent with normal seasonal trends, we expect sales volumes to slow in the fourth quarter.  We are premising average selling prices generally consistent with the levels experienced in the third quarter 2010 and utilizing the September 30 Euro to U.S. dollar spot rate of 1.36 for the fourth quarter of 2010.  Aggregating these assumptions and excluding sales from discontinued operations from both periods, we expect full year revenue growth in the range of 15 percent – 20 percent versus 2009.

With respect to profitability, we are premising raw material costs consistent with the third quarter 2010.  Further, in anticipation of sales volumes declining in the fourth quarter 2010, management will continue to focus on minimization of working capital requirements and expects lower inventory balances as compared to current levels.  This initiative will result in reduced utilization in our manufacturing facilities and lower fixed cost absorption.  Overall, we expect operating margins from continuing operations for the fourth quarter to be modestly lower as compared to the results delivered through the first three quarters of 2010 but, on a full year basis, higher than 2009.

Our incremental earnings premised in 2010 will generate additional operating cash, which will be partially offset by higher spending for new product and growth-related capital spending, higher tax payments due to the enhanced earnings profile and higher environmental remediation outflows due to the exhaustion of a restricted fund dedicated for this purpose.  We are currently anticipating generating cash from operations less capital spending for the full year 2010 in the range of $210 million – $225 million from continuing operations.

Critical Accounting Policies and Estimates

There were no changes in the nine months ended September 30, 2010 with respect to our critical accounting policies, as presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2009 Form 10-K filed on February 17, 2010.

Results of Operations—Third Quarter 2010 Compared with Third Quarter 2009

Consolidated Results

(dollars in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Increase (Decrease)	% Increase (Decrease)

Net Sales	$511	$435	$76	17%

Operating Income:
Reportable Segment Profit	$141	$131	$10	8%
Unallocated and Other	(24)	(29)	5	18%
Less: Depreciation and Amortization	(29)	(27)
Less: Other (Income) Loss and Net Income attributable to Noncontrolling interest included in Segment Profit and Unallocated and Other	--	3

Operating Income	$88	$78	$10	13%
Charges included in Operating Income	$(6)	$(16)

The increase in net sales in the third quarter 2010 resulted from higher sales volumes of $55 million or 12 percent and the impact of the Vistasolar and Novomatrix acquisitions of $34 million or 8 percent, partially offset by the effect of unfavorable exchange rate fluctuations of $13 million or 3 percent.  Higher sales volumes were realized by all of our reporting segments due to increased demand across the global construction, automotive and industrial sectors most significantly in North America and the Asia Pacific region. The unfavorable currency impact was driven most notably by the increased strength of the U.S. dollar versus the Euro, in comparison to the same period in 2009, due to our strong market positions in Europe by the Advanced Interlayers and Technical Specialties reporting segments. Higher selling prices experienced by Technical Specialties in response to higher raw material costs were offset by lower selling prices in the Advanced Interlayers reporting segment where 2010 contract prices are slightly lower than the same period in 2009.

The increase in operating income in the third quarter 2010 resulted from higher net sales, the impact of the Novomatrix and Vistasolar acquisitions and decreased charges as further described below in the Summary of Events Affecting Comparability section, partially offset by the return of certain employee incentives suspended during 2009 as well as higher raw material and energy costs, predominately in our Advanced Interlayers and Technical Specialties reporting segments.

Advanced Interlayers

(dollars in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Increase (Decrease)	% Increase (Decrease)

Net Sales	$212	$182	$30	16%

Segment Profit	$48	$45	$3	7%
Charges included in Segment Profit	$--	$(2)

The increase in net sales in the third quarter 2010 resulted from higher sales volumes of $19 million or 10 percent and the impact of the Vistasolar acquisition of $24 million or 13 percent, partially offset by unfavorable currency exchange rate fluctuations of $9 million or 5 percent and lower average selling prices of $4 million or 2 percent. Higher sales volumes were due to increased demand, primarily in the global automotive market across most world areas, partially offset by lower sales into the European architectural market.  The unfavorable currency impact was driven most notably by the increased strength of the U.S. dollar versus the Euro, in comparison to the same period in 2009, due to our strong market positions in Europe. The decrease in selling prices is the consequence of declines in 2010 annual contract prices with major customers.

The increase in segment profit in the third quarter 2010 resulted primarily from higher net sales and the impact of the Vistasolar acquisition, partially offset by increased raw material costs and higher incentive expense.

Performance Films

(dollars in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Increase (Decrease)	% Increase (Decrease)

Net Sales	$73	$53	$20	38%

Segment Profit	$13	$11	$2	18%
Charges included in Segment Profit	$--	$(1)

The increase in net sales in the third quarter 2010 resulted from higher sales volumes of $10 million or 19 percent and the impact of the Novomatrix acquisition of $10 million or 19 percent.  Higher sales volumes were experienced across all global markets due mainly to improved demand in the global automotive markets as well as industrial coatings and electronic sectors.  The most significant improvement was in the Asia Pacific region, partially driven by our Novomatrix acquisition.

The increase in segment profit in the third quarter 2010 resulted primarily from higher net sales, the impact of the Novomatrix acquisition, partially offset by higher selling costs on products, including those associated with our Novomatrix acquisition, and higher incentive expense.

Technical Specialties

(dollars in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Increase (Decrease)	% Increase (Decrease)

Net Sales	$224	$196	$28	14%

Segment Profit	$80	$75	$5	7%
Charges included in Segment Profit	$(1)	$--

The increase in net sales in the third quarter 2010 resulted from higher sales volumes of $28 million or 14 percent and higher average selling prices of $4 million or 2 percent, partially offset by unfavorable currency exchange rate fluctuations of $4 million or 2 percent. The higher sales volumes were experienced by nearly all major products within Technical Specialties due to strengthening demand in the global automotive and industrial markets, most significantly in Europe and the Asia Pacific region. Higher average selling prices were experienced by all our major rubber chemical products after general price increases in the third quarter 2010. The unfavorable exchange rate fluctuations occurred primarily as a result of the strengthening U.S. dollar in relation to the Euro in comparison to the third quarter 2009, due to our strong market positions in Europe.

The increase in segment profit in comparison to the third quarter 2009 resulted primarily from higher sales as discussed above, partially offset by higher raw material and energy costs and higher incentive expense.

Unallocated and Other

(dollars in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Increase (Decrease)	% Increase (Decrease)

Components of Unallocated and Other
Other Operations Segment Profit	$(5)	$(6)
Corporate Expenses	(13)	(10)
Share-Based Compensation Expense	(6)	(4)
Other Unallocated (Expense) Gain, net	--	(9)
Unallocated and Other results	$(24)	$(29)	$5	17%

Charges Included in Unallocated and Other Results
Other Operations Segment Profit	$(5)	$(6)
Corporate Expenses	--	(1)
Share-Based Compensation Expense	--	--
Other Unallocated (Expense) Gain, net	--	(6)
Total Charges included in Unallocated and Other results	$(5)	$(13)	$8	N.M.

Net losses on Unallocated and Other results decreased $5 million in the third quarter 2010 as compared to the same period in 2009 primarily due to lower net charges described in the Summary of Events Affecting Comparability section, partially offset by higher Corporate Expenses and Share-Based Compensation Expense.  Corporate Expenses increased in 2010 due to higher employee incentives temporarily suspended during 2009.

Interest Expense

(dollars in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Increase (Decrease)	% Increase (Decrease)

Interest Expense	$35	$31	$4	13%

For the quarter ended September 30, 2010, our average debt balance was $1.5 billion compared to $1.2 billion for the same period in 2009.  Our average interest rate dropped from 7.2 percent for the quarter ended September 30, 2009 to 6.4 percent for the same period in 2010 as a result of the restructuring of our debt facility as further discussed in Note 12 in the accompanying consolidated financial statements. Further, we experienced lower amortization of debt issue costs of $3 million in 2010 versus 2009 due to the debt restructuring which occurred in the first quarter 2010.  Finally, we realized $2 million of additional losses on our interest rate swap agreements in the third quarter 2010 as compared to the same period in 2009.  The 2010 losses include $2 million of losses reclassified out of Other Comprehensive Loss.

Income Tax Expense

(dollars in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Increase (Decrease)	% Increase (Decrease)

Income Tax Expense	$7	$13	$(6)	N.M.

Our income tax expense or benefit is affected by changes in the mix of income and losses in the tax jurisdictions in which we operate, unrecognized tax benefits and discrete items.  The decrease in income tax expense for the three months ended September 30, 2010 as compared to the same period in 2009 is primarily attributable to tax benefits of $4 million in 2010, as further discussed in Note 6 to the accompanying consolidated financial statements, and lower income from ex-U.S. operations.  No tax expense was recorded on income from U.S. operations for the three months ended September 30, 2010 where net operating losses are available.  For the three months ended September 30, 2009, we experienced a loss from U.S. operations but no income tax benefit was recognized as a full valuation allowance has been provided against the U.S. deferred tax assets.

Discontinued Operations

(dollars in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Increase (Decrease)	% Increase (Decrease)

Income (Loss) from Discontinued Operations, net of tax	$2	$(2)	$4	N.M.

Income (Loss) from discontinued operations consists of the results of Primary Accelerators.  The increase is due to a tax benefit recognized in the third quarter 2010 related to the cessation of operations of Primary Accelerators as compared to operating losses experienced in the same period in 2009.

Summary of Events Affecting Comparability

Charges and gains recorded in the three months ended September 30, 2010 and 2009 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):

2010 Events

Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated/ Other	Consolidated

Impact on:
Cost of goods sold	$--	$--	$1	$--	$1	(a)
Research, development and other operating expenses	--	--	--	5	5	(b)
Operating Income Impact	$--	$--	$(1)	$(5)	(6)
Income tax impact					(2)	(c)
After-tax Income Statement Impact					$(4)

(a)	Restructuring costs related to the closure of our Cologne facility ($1 million pre-tax and after-tax).
(b)	Loss on the sale of European Plastic Products ($5 million pre-tax and $3 after-tax).
(c)	Income tax impact has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

2009 Events

Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated/ Other	Consolidated

Impact on:
Cost of goods sold	$1	$--	$--	$--	$1	(a)
	--	--	--	4	4	(b)
	--	--	--	1	1	(c)
Selling, general and administrative expenses	1	1	--	1	3	(a)
	--	--	--	2	2	(b)
Research, development and other operating expenses	--	--	--	5	5	(d)
Operating Income Impact	$(2)	$(1)	$--	$(13)	(16)
Income tax impact					(1)	(e)
After-tax Income Statement Impact					$(15)

(a)	Severance and retraining costs related to the general corporate restructuring ($4 million pre-tax and $3 million after-tax).
(b)	Net pension plan settlements, as more fully described in Note 11 to the accompanying consolidated financial statements ($6 million pre-tax and after-tax).
(c)	Impairment of intangible assets related to the sale of North American Plastic Products ($1 million pre-tax and post-tax).
(d)	Loss on the sale of North America Plastic Products ($5 million pre-tax and after-tax).
(e)	Income tax impact has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

Results of Operations—Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Consolidated Results

(dollars in millions)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Increase (Decrease)	% Increase (Decrease)

Net Sales	$1,461	$1,162	$299	26%

Operating Income:
Reportable Segment Profit	$416	$319	$97	30%
Unallocated and Other	(64)	(73)	9	12%
Less: Depreciation and Amortization	(84)	(78)
Less: Other (Income) Loss and Net Income attributable to Noncontrolling interest included in Segment Profit and Unallocated and Other	(12)	6

Operating Income	$256	$174	$82	47%
Net Charges included in Operating Income	$(26)	$(17)

The increase in net sales for the nine months ended September 30, 2010 resulted from higher sales volumes of $281 million or 25 percent and the impact of the Vistasolar and Novomatrix acquisitions of $48 million or 4 percent, partially offset by lower selling prices of $20 million or 2 percent and the effect of unfavorable exchange rate fluctuations of $10 million or 1 percent. Higher sales volumes were realized by all of our reporting segments due to the strengthening demand across the global construction, automotive and industrial sectors, most significantly in Europe and the Asia Pacific region. The unfavorable currency impact was driven most notably by the increased strength of the U.S. dollar versus the Euro, in comparison to the same period in 2009, due to our strong market positions in Europe by the Advanced Interlayers and Technical Specialties reporting segments.  Selling prices were lower in the Advanced Interlayers and Technical Specialties reporting segments on increased pricing pressure as driven by relatively low industry utilization experienced throughout 2009.

The increase in operating income for the nine months ended September 30, 2010 resulted from higher net sales, the impact of the Novomatrix and Vistasolar acquisitions, improved utilization and higher gains on foreign currency, offset partially by increased charges as further described below in the Summary of Events Affecting Comparability section, higher raw material and energy costs, predominately in our Advanced Interlayers reporting segment, and the return of certain employee incentives suspended during 2009.

Advanced Interlayers

(dollars in millions)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Increase (Decrease)	% Increase (Decrease)

Net Sales	$606	$475	$131	28%

Segment Profit	$139	$98	$41	42%
Net Charges included in Segment Profit	$--	$(11)

The increase in net sales for the nine months ended September 30, 2010 resulted from higher sales volumes of $117 million or 25 percent and the impact of the Vistasolar acquisition of $31 million or 7 percent, partially offset by unfavorable currency exchange rate fluctuations of $8 million or 2 percent and lower average selling prices of $9 million or 2 percent. Higher sales volumes were due to increased demand, primarily in the global automotive market, most significantly in Europe and the Asia Pacific region.  The unfavorable currency impact was driven by the increased strength of the U.S. dollar versus the Euro, in comparison to the same period in 2009, due to our strong market positions in Europe. The decrease in selling prices is in response to increased pricing pressure in the automotive and construction sectors as driven by relatively low industry utilization experienced throughout 2009.

The increase in segment profit for the nine months ended September 30, 2010 resulted from higher net sales, the impact of the Vistasolar acquisition and lower charges as compared to the same period in 2009 described in detail in the Summary of Events Affecting Comparability section, partially offset by increased raw material and energy costs and higher incentive expense.

Performance Films

(dollars in millions)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Increase (Decrease)	% Increase (Decrease)

Net Sales	$198	$141	$57	40%

Segment Profit	$40	$24	$16	67%
Charges included in Segment Profit	$(2)	$(4)

The increase in net sales for the nine months ended September 30, 2010 resulted from higher sales volumes of $40 million or 28 percent and the impact of the Novomatrix acquisition of $17 million or 12 percent. Higher sales volumes were experienced across all global markets mainly due to improved demand in the global automotive, industrial coatings and electronic sectors, most significantly in the automotive sector in the Asia Pacific region, partially impacted by our recent Novomatrix acquisition.

The increase in segment results in the nine months ended September 30, 2010 resulted primarily from increased net sales and the impact of the Novomatrix acquisition, partially offset by higher manufacturing costs, higher selling costs on products including those associated with our Novomatrix acquisition and higher incentive expense.

Technical Specialties

(dollars in millions)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Increase (Decrease)	% Increase (Decrease)

Net Sales	$647	$531	$116	22%

Segment Profit	$237	$197	$40	20%
Net (Charges) Gains included in Segment Profit	$(10)	$14

The increase in net sales for the nine months ended September 30, 2010 resulted from higher sales volumes of $129 million or 24 percent, partially offset by unfavorable currency exchange rate fluctuations of $2 million and lower average selling prices of $11 million or 2 percent. The higher sales volumes were experienced predominately by our THERMINOL® heat transfer fluid, SANTOFLEX® antidegradants and CRYSTEX® insoluable sulfur due to strengthening demand in the global automotive and industrial markets most significantly in Europe and the Asia Pacific region. The unfavorable currency impact was driven most notably by the increased strength of the U.S. dollar versus the Euro in comparison to the same period in 2009.  Lower average selling prices were experienced primarily within our SANTOFLEX® antidegradants and THERMINOL® heat transfer fluids due to market pricing pressures.

The increase in segment profit for the nine months ended September 30, 2010 resulted primarily from higher net sales, as discussed above, and improved utilization, partially offset by higher charges as compared to the same period in 2009 described in the Summary of Events Affecting Comparability section and higher incentive expense.

Unallocated and Other

(dollars in millions)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Increase (Decrease)	% Increase (Decrease)

Components of Unallocated and Other
Other Operations Segment Profit (Loss)	$(4)	$(10)
Corporate Expenses	(43)	(33)
Share-Based Compensation Expense	(15)	(13)
Other Unallocated Expense, net	(2)	(17)
Unallocated and Other results	$(64)	$(73)	$9	12%

Net Charges Included in Unallocated and Other
Other Operations Segment Profit (Loss)	$(5)	$(8)
Corporate Expenses	(1)	(2)
Share-Based Compensation Expense	--	--
Other Unallocated (Expense) Gain, net	--	(6)
Net Charges included in Unallocated and Other results	$(6)	$(16)	$10	63%

Net losses on Unallocated and Other results decreased $9 million for the nine months ended September 30, 2010 as compared to the same period in 2009 due to lower net charges described in the Summary of Events Affecting Comparability section, the return to profitability of our Other Operations segment, and lower Other Unallocated Expense, net partially offset by higher Corporate Expenses.  Our return to profitability for our Other Operations Segment, prior to its sale in September, was driven by improved demand coupled with lower operational expenses. Lower Other Unallocated Expense, net is primarily due to $4 million in gains on foreign currency exposure recognized in 2010 compared to $6 million of losses for the same period in 2009.  Higher Corporate Expenses are due to employee incentives that were temporarily suspended during 2009.

Interest Expense

(dollars in millions)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Increase (Decrease)	% Increase (Decrease)

Interest Expense	$109	$90	$19	21%

For the nine months ended September 30, 2010, our average debt balance was $1.5 billion compared to $1.3 billion for the same period in 2009.  Our average interest rate dropped from 7.5 percent for the nine months ended September 30, 2009 to 6.7 percent for the same period in 2010 as a result of the restructuring of our debt facility as further discussed in Note 12 in the accompanying consolidated financial statements.  Further, we experienced lower amortization of debt issue costs of $8 million in 2010 versus 2009 due to the debt restructuring in the first quarter.  Finally, we realized $21 million of losses on our interest rate swap agreements in 2010 compared to $1 million of gains in the same period in 2009.  The 2010 losses include $17 million in fair value declines experienced in the first seven months of the year and $4 million of losses reclassified out of Other Comprehensive Loss.

Loss on Debt Extinguishment

(dollars in millions)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Increase (Decrease)	% Increase (Decrease)

Loss on Debt Extinguishment	$89	$8	$81	N.M.

The increase in the loss on debt extinguishment for the nine months ended September 30, 2010 is the result of the early extinguishment of our 2014 Term Loan and 2013 Revolver as compared to the loss in the comparable period in 2009 related to our German term debt as discussed in the Summary of Events Affecting Comparability section above. As a result of the early retirement of our 2014 Term Loan and 2013 Revolver, we incurred a $9 million prepayment penalty and an $80 million non-cash charge related to the write-off of deferred debt issuance costs related to the facilities.

Income Tax Expense

(dollars in millions)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Increase (Decrease)	% Increase (Decrease)

Income Tax Expense	$26	$17	$9	N.M.

    Our income tax expense or benefit is affected by changes in the mix of income and losses in the tax jurisdictions in which we operate, unrecognized tax benefits and discrete items.  The increase in income tax expense for the nine months ended September 30, 2010 as compared to the same period in 2009 is primarily attributable to a higher income from ex-U.S. operations, partially offset by a reduced ex-U.S. effective tax rate resulting from a change in the mix of income and losses in the tax jurisdictions in which we operate.  As further discussed in Note 6 to the accompanying consolidated financial statements, tax benefits and/or discrete items totaling $10 million were recognized in each of the 2010 and 2009 periods.  Our U.S. operations experienced pre-tax losses in both periods of 2010 and 2009 but no income tax benefit was recognized as a full valuation allowance has been provided against the U.S. deferred tax assets.

Discontinued Operations

(dollars in millions)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Increase (Decrease)	% Increase (Decrease)

Integrated Nylon business	$17	$(170)
Primary Accelerators business	(30)	(4)
Other	--	1
Loss from Discontinued Operations, net of tax	(13)	(173)	$160	N.M.

Loss from discontinued operations consists of the results of Integrated Nylon, Primary Accelerators and other previously divested or discontinued operations.  As described in Note 2 to the accompanying consolidated financial statements, we sold Integrated Nylon in June 2009 at a $76 million loss with operating results through the sale resulting in a loss of $94 million while we recognized a gain of $17 million in the nine months ended September 30, 2010 on settlement of contingent liabilities associated with the Alvin, Texas plant included in the sale of Integrated Nylon.  Our loss related to Primary Accelerators increased as a result of an increase in charges related to the shutdown of that business.

Summary of Events Affecting Comparability

Charges and gains recorded in the nine months ended September 30, 2010 and 2009 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):

2010 Events

Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated/ Other	Consolidated

Impact on:
Cost of goods sold	--	1	--	--	1	(a)
	--	--	2	--	2	(b)
	--	--	6	--	6	(c)
	--	1	--	--	1	(d)
Selling, general and administrative expenses	--	--	1	2	3	(a)
	--	--	1	--	1	(c)
	--	--	--	7	7	(e)
Research, development and other operating expenses	--	--	--	5	5	(f)
Operating Income Impact	--	(2)	(10)	(14)	(26)
Other income (loss), net	--	--	--	8	8	(g)
Loss on debt extinguishment	--	--	--	(89)	(89)	(h)
Pre-tax Income Statement Impact	$--	$(2)	$(10)	$(95)	(107)
Income tax impact					(6)	(i)
After-tax Income Statement Impact					$(101)

(a)	Severance, pension settlement and retraining costs related to the general corporate restructuring ($4 million pre-tax and after-tax).
(b)	Restructuring costs related to the closure of our Ruabon facility ($2 million pre-tax and after-tax).
(c)	Restructuring costs related to the closure of our Cologne facility ($7 million pre-tax and $5 million after-tax).
(d)	Inventory step-up related to the Novomatrix Acquisition ($1 million pre-tax and after-tax).
(e)	Acquisition costs related to our agreement to purchase Vistasolar and Novomatrix ($7 million pre-tax and $6 million after-tax).
(f)	Loss on the sale of European Plastic Products ($5 million pre-tax and $3 million after-tax).
(g)	Gain on settlement of tax indemnification case ($8 million pre-tax and after-tax).
(h)	Charges related to the early extinguishment of our 2014 Term Loan and 2013 Revolver ($89 million pre-tax and $88 million after-tax).
(i)	Income tax impact has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

2009 Events

Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated/ Other	Consolidated

Impact on:
Cost of goods sold	$(2)	$--	$(3)	$(1)	$(6)	(a)
	3	1	--	1	5	(b)
	5	--	--	--	5	(c)
	--	--	(3)	--	(3)	(d)
	--	--	--	4	4	(e)
	--	--	--	1	1	(f)
Selling, general and administrative expenses	(4)	--	(9)	(3)	(16)	(a)
	9	3	1	7	20	(b)
	--	--	--	2	2	(e)
Research, development and other operating expenses	(1)	--	--	--	(1)	(a)
	1	--	--	--	1	(b)
	--	--	--	5	5	(g)
Operating Income Impact	(11)	(4)	14	(16)	(17)

Loss on debt extinguishment	--	--	--	(8)	(8)	(h)
Pre-tax Income Statement Impact	$(11)	$(4)	$14	$(24)	(25)
Income tax impact					(3)	(i)
After-tax Income Statement Impact					$(22)

(a)	Gain related to the reduction in the 2008 annual incentive plan ($23 million pre-tax and $20 million after-tax).
(b)	Severance and retraining costs related to the general corporate restructuring ($26 million pre-tax and $21 million after-tax).
(c)	Charges related to the closure of the SAFLEX® plastic interlayer production line at the Trenton Facility ($5 million pre-tax and after-tax).
(d)	Net gains related to the closure of the Ruabon Facility ($3 million pre-tax and $2 million after-tax).
(e)	Net pension plan settlements, as more fully described in Note 12 to the accompanying consolidated financial statements ($6 million pre-tax and after-tax).
(f)	Impairment of intangible assets related to the sale of North American Plastic Products ($1 million pre-tax and after-tax).
(g)	Loss on the sale of North American Plastic Products ($5 million pre-tax and after-tax).
(h)	Charges related to the repayment of the German term loan to write-off unamortized debt issuance costs and debt discount ($8 million pre-tax and $6 million after-tax).
(i)	Income tax impact has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

Financial Condition and Liquidity

As of September 30, 2010, our total liquidity was $451 million which was comprised of $270 million in availability under our revolving credit facility and $181 million in cash.

In the first quarter 2010, we extinguished our existing senior term loan facility and our existing revolving credit facility, the latter of which was limited to the amount of the borrowing base and calculated as a percentage of allowable inventory and trade receivables, replacing them with our Credit Facility consisting of a $850 million term loan ("2017 Term Loan") and a new $300 million revolving credit facility that does not depend upon a working capital borrowing base (“2015 Revolver”).  The impact of this refinancing was an increase in revolver availability of approximately $130 million.  Also in the first quarter 2010, we completed the sale of the 2020 Notes, resulting in an increase to liquidity of $292 million.  Proceeds from this offering, along with cash on hand, were used to fund our acquisitions of Vistasolar and Novomatrix for $297 million and $73 million, respectively, in the second quarter.  As of September 30, 2010, we had no draws against our 2015 Revolver but availability was reduced by letters of credit of $30 million.

Our Credit Facility allows for a reduction in the interest rate when our Net Leverage Ratio, as defined by our agreement but generally equal to the Leverage Ratio as adjusted for the incorporation of unrestricted cash, falls below 2.50.  Based on our September 30, 2010 balance sheet position, our Net Leverage Ratio fell below this benchmark resulting in a reduction of 25 basis points on prospective interest rates beginning in the fourth quarter 2010 for both the 2017 Term Loan and the 2015 Revolver.  Calculation of this ratio and resulting changes in the interest rate are performed on a quarterly basis.

For the remainder of 2010, our anticipated use of cash includes fulfillment of our interest, foreign pension, environmental, restructuring, as more fully described in Note 7 to the accompanying consolidated financial statements, and tax obligations, in addition to certain capital expenditures for innovative initiatives, capacity expansion and productivity enhancement and for maintenance and safety requirements.  Further, to the extent it is necessary to fund certain seasonal demands of our operations, an additional use of cash may be needed for working capital.  New sources of liquidity may include additional lines of credit, financing other assets, customer receivables and/or asset sales, all of which are allowable, with certain limitations, under our existing credit agreements.

In summary, we expect that our cash on hand, coupled with future cash flows from operations and other sources of liquidity, including our 2015 Revolver, to provide sufficient liquidity to allow us to meet our projected cash requirements.

Debt Covenants

Our Credit Facility includes a number of customary covenants and events of default, including the maintenance of certain financial covenants that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends, repurchase stock, sell certain assets or merge with or into other companies; and enter into new lines of business.  The financial covenants for all measurement periods for the year ended December 31, 2010 are a Leverage Ratio and a Fixed Charge Ratio.  Below is a summary of our actual performance under these financial covenants as of September 30, 2010 along with a summary of the contractually agreed to financial covenants for the remaining measurement period in 2010.

	September 30, 2010		December 31, 2010
	Actual	Covenant	Covenant

Max Leverage Ratio	2.78	4.50	4.50
Min Fixed Charge Ratio	3.19	1.35	1.35

We were in compliance with all applicable covenants as of September 30, 2010.  See Note 12 to the accompanying consolidated financial statements for additional information on our debt covenants.

Cash Flows - Continuing Operations

Our cash flows from continuing operations attributable to operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the following table:

Cash Flow Summary – Continuing Operations (dollars in millions)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Increase (Decrease)

Cash provided by operating activities	$211	$121	$90
Cash used in investing activities	(396)	(26)	(370)
Cash provided by (used in) financing activities	176	(92)	268
Effect of exchange rate changes on cash	(24)	--	(24)
Net change in cash for period attributable to continuing operations	$(33)	$3	$(36)

Operating activities:  The increase in cash provided by operating activities is primarily attributable to higher operating income and lower interest payments as partially offset by higher payments on our ex-US income taxes, higher payments on our postretirement obligations, higher working capital requirements and the absence of reimbursements for environmental remediation.  Furthermore, in the first quarter 2010, we contributed $50 million to our U.S. pension plans, which satisfies our minimum funding requirement for 2010 and a portion of the 2011 minimum funding requirements, as compared to a contribution of $20 million in the first nine months of 2009.  Working capital requirements were higher in the first nine months of 2010 as compared to the same period in 2009 on significantly higher sales.  Conversely, the first nine months of 2009 working capital requirements differed from our historical pattern of a seasonal increase, as it reflected the decline in demand across the global construction, automotive and industrial sectors experienced throughout the global economy along with an uncertainty on the timing of a recovery.   Finally, in the first nine months of 2009, we received $24 million from a restricted cash fund that was established upon our emergence from bankruptcy, as reimbursement for payments on our environmental remediation liabilities.  With the exhaustion of this fund in 2009, cash on hand was used to satisfy these requirements in the first nine months of 2010.

Investing activities:  Cash used in investing activities increased for the first nine months in 2010 compared to the same period in 2009 due to the acquisitions of Novomatrix and Vistasolar for $73 million and $297 million, respectively.  Further, capital expenditures increased slightly for the first nine months in 2010 compared to the same period in 2009 as new growth capital projects were initiated in 2010 upon the emergence of a more stable economic environment.  Capital investment is expected to increase in the fourth quarter 2010.

Financing activities:  During the first quarter 2010 we completed the refinancing of our 2014 Term Loan and 2013 Revolver, along with the issuance of the 2020 Notes, which resulted in an extension of our debt maturities, greater strategic and operational flexibility and net proceeds of $234 million, after a principal reduction in our term debt of $30 million and deducting $34 million in debt issuance costs and prepayment penalty.  These net proceeds were used to partially fund our acquisition of Novomatrix and Vistasolar in the second quarter 2010.  We used excess cash provided by operations to fully repay our short-term borrowings of $16 million in the second quarter 2010 and to prepay $28 million of our required principal payments on our Term Loan in the third quarter 2010.  During the first nine months of 2009, we used $119 million in cash provided by the sale of common stock, along with proceeds received on the sale of our Integrated Nylon business and cash provided by operations, to fully repay our 2013 Revolver along with $9 million on our 2014 Term Loan.

Working Capital – Continuing Operations

Working capital used for continuing operations is summarized as follows:

Working Capital – Continuing Operations (dollars in millions)	September 30, 2010	December 31, 2009	Increase (Decrease)

Cash and cash equivalents	$181	$243
Trade receivables, net	263	260
Inventories	278	247
Other current assets	96	117
Total current assets	$818	$867

Accounts payable	$154	$161
Accrued liabilities	262	202
Short-term debt, including current maturities of long-term debt	--	28
Total current liabilities	$416	$391

Working Capital	$402	$476	$(74)

Our working capital used for continuing operations decreased in the first nine months of 2010 primarily due to a net decrease in cash and cash equivalents and an increase in our accrued liabilities as partially offset by higher inventory balances.  In the first and second quarters of 2010, our cash and cash equivalents decreased partially due to a devaluation of cash held by our ex-U.S. subsidiaries, whose balances were unusually high to partially hedge foreign currency movements on the Vistasolar and Novomatrix acquisitions denominated in local currencies, along with the utilization of excess cash necessary to fund the closing of these acquisitions.  Further, in the first quarter 2010, we used excess cash from operations to prepay our 2010 full year U.S. pension contributions, including a $14 million voluntary contribution, and in the third quarter 2010, we prepaid certain debt principal payments on our Term Debt through 2013.  Higher accrued liabilities are predominantly associated with annual incentive plans typically paid in the first quarter of each year, but were cancelled in 2009, and higher accrued losses on foreign currency and interest rate hedge agreements.  Higher inventory balances are predominantly due to the acquisition of Vistasolar and Novomatrix along with the seasonal requirements of certain of our products.

From time to time we sell trade receivables without recourse to third parties.  These trade receivables were removed from our Consolidated Statement of Financial Position and reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows at the time of sale to the third party.  Uncollected trade receivables sold under these arrangements and removed from the Consolidated Statement of Financial Position were $7 million and $8 million at September 30, 2010 and December 31, 2009, respectively.  The average monthly amounts of trade receivables sold were $10 million for the nine months ended September 30, 2010.

Cash Flows - Discontinued Operations

Cash Flow Summary – Discontinued Operations (dollars in millions)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Increase (Decrease)

Cash provided by (used in) operating activities	$(26)	$60	$(86)
Cash provided by (used in) investing activities	(3)	16	(19)
Net change in cash for period attributable to discontinued operations	$(29)	$76	$(105)

Cash used in operating activities on discontinued operations for the nine months ended September 30, 2010 is comprised of $8 million in cash used to operate Primary Accelerators, which ceased manufacturing in the third quarter 2010, and $18 million of settlement payments related to contingent liabilities associated with the sale of Integrated Nylon.  For the same period in 2009, cash provided by Primary Accelerators was $2 million and cash provided by Integrated Nylon was $58 million.  Throughout 2009 and up to the date of sale of Integrated Nylon on June 1, 2009, we aggressively worked to monetize the required working capital balances which accounts for the significant provision of cash.  Cash used in investing activities in the nine months ended September 30, 2010 is comprised of settlement payments to the buyer of Integrated Nylon, as more fully discussed in Note 2 to the accompanying consolidated financial statements.  Cash provided by investing activities in the nine months ended September 30, 2009 is predominantly comprised of funds received on the sale of Integrated Nylon as partially offset by minimum required capital expenditures.

Pension Funding

According to current IRS funding rules, we are required to contribute $36 million to our U.S. pension plans, collectively, in 2010.  In the first quarter 2010, we satisfied this requirement via a $50 million contribution, inclusive of a $14 million voluntary contribution which will reduce our 2011 minimum funding requirement by a similar amount.   We also expect to fund approximately $12 million in pension contributions to our foreign pension plans in 2010, of which $9 million was contributed in the nine months ended September 30, 2010.  Actual contributions to the plans for the full year may differ as a result of a variety of factors, including future changes in actuarial assumptions, legislative changes to pension funding laws, market conditions and whether we choose to make additional voluntary contributions or to contribute our common stock rather than cash to the plans.

Contingencies

See Note 8 to the accompanying consolidated financial statements for a summary of our contingencies as of September 30, 2010.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

There have been no material changes in market risk exposures during the nine months ended September 30, 2010 that affect the disclosures presented in the information appearing under “Derivative Financial Instruments” as presented in our 2009 Form 10-K.

Item 4.  CONTROLS AND PROCEDURES

During the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective.  Further, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information required by this item is incorporated herein by reference to Note 8 included in Part I, Item 1 Financial Statements (unaudited) – Notes to Consolidated Financial Statements and the Significant 2010 Events section of Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Also please refer to Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c ) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2010	194,238	$15.28	0	$0
August 1-31, 2010	490	$15.23	0	$0
September 1-30, 2010	0	$0.00	0	$0
Total	194,728	$15.28	0	$0

(1)	Shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.
(2)
Average price paid per share reflects the closing price of Solutia common stock on the business date the shares were surrendered by the employee stockholders to satisfy individual tax withholding obligations upon vesting of restricted common stock.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

See the Exhibit Index at page 53 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLUTIA INC.
(Registrant)
/s/Timothy J. Spihlman
(Vice President and Controller)
(On behalf of the Registrant and as
Principal Accounting Officer

Dated: October 28, 2010

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