Form 10-K
period 2010-12-31
SOLUTIA INC
filed 2011-02-25
CIK 1043382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number 001-13255

SOLUTIA INC.
(Exact name of registrant as specified in its charter)

Delaware	43-1781797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

575 Maryville Centre Drive, P.O. Box 66760, St. Louis, Missouri	63166-6760
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (314) 674-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
$.01 par value Common Stock Preferred Stock Purchase Rights Warrants, each exercisable for one share of Common Stock	New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:
Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [ X ] Yes     [   ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  [   ] Yes     [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes       [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [X] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ]                              Accelerated filer [  ]                                    Non-accelerated filer [  ] (Do not check if smaller reporting company)
Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [   ] Yes     [X] No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  [ X] Yes     [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010):  approximately $1.3 billion.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:   121,893,667 shares of common stock, $.01 par value, outstanding as of the close of business on January 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
Portion of Definitive Proxy Statement for Annual Meeting of Stockholders on April 18, 2011	Part III

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

PART I

ITEM 1. BUSINESS

Company Overview

Solutia Inc., together with its subsidiaries, is a global manufacturer of performance materials and specialty chemicals used in a broad range of consumer and industrial applications including interlayers and aftermarket film for automotive and architectural glass; chemicals that promote safety and durability in tires; and encapsulants, coatings and specialty chemicals used in a variety of electronic, industrial and energy solutions.  To serve our customers, we utilize a global infrastructure consisting of 22 manufacturing facilities, 7 technical centers and over 30 sales offices globally, collectively staffed by 3,300 employees located in the United States, Europe, Latin America and Asia Pacific.

We were formed in April 1997 by Pharmacia Corporation (“Pharmacia”), which was then known as Monsanto Company (“Old Monsanto”) to hold and operate substantially all of the assets, and assume all of the liabilities of Old Monsanto’s historical chemicals business.  Pharmacia spun us off to Pharmacia’s shareholders and we became an independent company in September 1997 (the “Solutia Spinoff”).  On December 17, 2003, we and our U.S. subsidiaries filed voluntary petitions for Chapter 11 to obtain relief from the negative financial impact of liabilities for litigation, environmental remediation and certain postretirement benefits (the "Legacy Liabilities") and liabilities under operating contracts, all of which were assumed at the time of the Solutia Spinoff.  On February 28, 2008 (the “Effective Date”), we consummated our reorganization and emerged from bankruptcy.  See the accompanying consolidated financial statements for additional discussion of our changes in capitalization relating to this event.

Beginning with the period in which we entered bankruptcy through the present, we have transformed our product portfolio into businesses that are leaders in their respective markets with sustainable competitive advantage.  Meaningful steps in this evolution include the exit from various commodity or noncore businesses coupled with the strategic acquisition or expansion of specialty chemicals and performance materials businesses.  Specifically, divestitures include our phosphorus and phosphate salts joint venture in 2005; our pharmaceutical services business in 2006; our water treatment phosphonates business in 2007; and our nylon plastics, fibers and basic chemicals business in 2009.  Significant acquisitions or expansions include the 2007 acquisition of Flexsys, the world’s leading supplier of chemicals to the tire industry; the acquisition of the remaining 51 percent of our polyvinyl butyral (“PVB”) interlayer plant in Santo Toribio, Mexico and the subsequent expansion of our advanced acoustic PVB sheet capacity at this plant and Belgium; expansion of our presence in China by construction of a manufacturing plant in Suzhou; and, most recently, the acquisitions of Vistasolar, a leading manufacturer of ethylene vinyl acetate (“EVA”) encapsulants to the photovoltaic market and Novomatrix, a leader in branding, marketing and distributing performance window films catering to the premium segment in the automotive and architectural markets.  Throughout this time period, we have also shut down unprofitable businesses which were subject to over-capacity and unlikely to recover.

The cumulative effect of these activities has been the transformation of Solutia into a company that provides specialty materials for products used by consumers all around the world.

Segments: Principle Products

We manage our business in three segments:  Advanced Interlayers; Performance Films; and Technical Specialties.  The tabular and narrative information contained in Note 18 – Segment and Geographic Data – to the accompanying consolidated financial statements is incorporated by reference into this section.  A description of our segments follow:

Advanced Interlayers

Our Advanced Interlayers segment is a leading producer of PVB and EVA sheet.  PVB sheet, a plastic interlayer used in the manufacture of laminated glass for automotive and architectural applications and as an encapsulant used in photovoltaic applications, is primarily marketed under the SAFLEX® brand.  EVA sheet, marketed under the VISTASOLAR® brand, is used exclusively as an encapsulant in photovoltaic solar modules.  We also manufacture specialty intermediate PVB resin products, sold under the BUTVAR® brand, optical grade PVB resin and plasticizer.

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

EVA sheet is a key component in the construction of solar modules that protects the solar cell from moisture and preserves the life of the solar module against harsh, extreme heat situations.  In addition, reliability and consistent quality in the EVA sheet increases the ease of use of the material and can improve the speed of solar module production.

Principal Products
Major Products
Major End-Use Markets	Brand	Description	Major Competitors	Major Raw Materials	Major Plants(1)	Major End-Use Applications
COMMERCIAL AND RESIDENTIAL REAL ESTATE	SAFLEX® BUTVAR®	Laminated window glass Specialty intermediate PVB resin	DuPont Kuraray Sekisui	Butyraldehyde Ethanol Polyvinyl alcohol Vinyl acetate monomer	Ghent, Belgium Springfield, MA Santo Toribio, Mexico Sao Jose dos Campos, Brazil Antwerp, Belgium Trenton, MI	Products to increase the safety, security, sound attenuation, energy efficiency and ultraviolet protection of architectural glass for residential and commercial structures
PHOTOVOLTAIC SOLAR MODULES	VISTASOLAR® SAFLEX®	Encapsulant of the solar cell in a photovoltaic solar module	STR Holdings Bridgestone Mitsui	Ethylene vinyl acetate resin Butyraldehyde Ethanol Polyvinyl alcohol Vinyl acetate monomer	Dietenheim, Germany Ghent, Belgium	Solar modules used in rooftops and fields to generate energy
VEHICLES	SAFLEX® BUTVAR®	Laminated window glass Specialty intermediate PVB resin	DuPont Sekisui	Butyraldehyde Ethanol Polyvinyl alcohol Vinyl acetate monomer	Ghent, Belgium Santo Toribio, Mexico Springfield, MA Suzhou, China Sao Jose dos Campos, Brazil Antwerp, Belgium Trenton, MI	Products to increase the safety, security, sound attenuation and ultraviolet protection of automotive glass
(1)

Major plants are comprised of those facilities at which each of the identified major products conclude their respective manufacturing processes.  The major products may pass through other of our plants prior to the final sale to customers.

Performance Films

Our Performance Films segment is one of the world’s largest manufacturers of solar control, decorative, safety and security window films for aftermarket automotive and architectural applications.  The films are marketed predominantly under the trademarks of LLUMAR®; V-KOOL®; HÜPER OPTIK®; VISTA®; GILA® and FORMULA ONE HIGH PERFORMANCE AUTOMOTIVE TINT®.  Performance Films also manufactures advanced film components utilizing unique processes such as vacuum metalizing, sputter coating, deep dyeing and coating and laminating.  These films, marketed under the FLEXVUE™ brand, are used in a wide variety of products including those within the growing industries of electronics and energy.

Principal Products
Major Products
Major End-Use Markets	Brand	Description	Major Competitors	Major Raw Materials	Major Plants(1)	Major End-Use Applications
COMMERCIAL AND RESIDENTIAL REAL ESTATE	LLUMAR® VISTA® HÜPER OPTIK® GILA®	Professional window films Retail window films	3M Madico Bekaert	Polyester film	Martinsville, VA	Aftermarket films with benefits that include: energy savings, solar control, privacy/décor, security and safety
VEHICLES	LLUMAR® FORMULA ONE AUTO TINT® V-KOOL® HÜPER OPTIK® GILA®	Professional window films Retail window films	Johnson Laminating Garware Commonwealth Laminating Hanita Coatings	Polyester film	Martinsville, VA	Aftermarket films that can enhance the appearance of a vehicle, improve comfort by reducing glare and solar heat, provide UV protection and add safety and security.
INDUSTRIAL APPLICATIONS & ELECTRONICS	FLEXVUE™ (electronics)	Components Enhanced polymer films	3M Intellicoat Mitsubishi Southwall VDI Technimet Nitto Denko Toppan	Polyester film Indium tin Precious metals	Martinsville, VA Canoga Park, CA
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

Chemicals for the rubber industry help cure and protect rubber, impart desirable properties to cured rubber, increase durability and lengthen product life.  These products play an important role in the manufacture of tires and other rubber products such as belts, hoses, seals and footwear.  We manufacture different products for the rubber chemicals industry which are classified into two main product groups: vulcanizing agents, principally insoluble sulfur, and antidegradants.  Insoluble sulfur is a key vulcanizing agent manufactured predominantly for the tire industry.  We are the world's leading supplier of insoluble sulfur and market it under the trade name of CRYSTEX®.  Antidegradant applications, principally marketed under the name SANTOFLEX®, are used in pneumatic tire components, solid tires, belts, hoses, cables, automotive mounts, bushings and general mechanical products that are exposed to continuous and intermittent dynamic operating conditions and require protection from ozonation.  SANTOFLEX® also provides powerful antiozonant and antioxidant properties with excellent high temperature, fatigue and flex resistance to rubber compounds.

THERMINOL® heat transfer fluids are used for indirect heating or cooling of chemical processes in various types of industrial equipment and in solar energy power systems.  The fluids provide enhanced heat transfer characteristics because they remain thermally stable at both high and low temperatures.

SKYDROL® brand aviation hydraulic fluids are supplied across the aviation industry, including airline airframe manufacturers, and aviation maintenance facilities.  The SKYDROL® line includes fire-resistant aviation hydraulic fluids which are used in more than half of the world's commercial aircraft.

Principal Products
Major Products
Major End-Use Markets	Brand	Description	Major Competitors	Major Raw Materials	Major Plants(1)	Major End-Use Applications
TIRE AND OTHER RUBBER PRODUCTS	CRYSTEX® SANTOFLEX®	Insoluble sulfur Antidegradant	Lanxess Shikoku Oriental Carbon Chemicals Limited (India) NCC Sinorgchem	Benzene derivatives Ketones Sulfur CS2 Napthenic processing oil	Antwerp, Belgium Itupeva, Brazil Kashima, Japan Monongahela, PA Lemoyne, AL Nienburg, Germany Kuantan, Malaysia Sauget, IL Sete, France Sao Jose dos Campos, Brazil	Used in the production of tires and other rubber products such as belts, hoses, seals and footwear.
SOLAR ENERGY & INDUSTRIAL EQUIPMENT	THERMINOL®	Heat transfer fluids	Dow	Benzene Phenol	Anniston, AL Newport, U.K. Suzhou, China	Heat transfer fluids for a wide variety of manufacturing and refining uses
AVIATION & TRANSPORTATION	SKYDROL®	Aviation hydraulic fluids	ExxonMobil	Phosphate esters	Anniston, AL	Hydraulic fluids for commercial aircraft
(1)

Major plants are comprised of those facilities at which each of the identified major products conclude their respective manufacturing processes.  The major products may pass through other of our plants prior to the final sale to customers.

Sale of Products

We sell our products directly to end users in various industries, principally by using our own sales force, and, to a lesser extent, by using distributors and franchisees.

We maintain inventories of finished goods, goods in process and raw materials to meet customer requirements and our scheduled production. In general, we do not manufacture our products against a backlog of firm orders; we schedule production to meet the level of incoming orders and the projections of future demand.  However, in the Advanced Interlayers segment, a large portion of sales for 2010 were pursuant to volume commitments.  We do not have material contracts with the government of the United States or any state, local or foreign government.  In 2010, no single customer or customer group accounted for 10 percent or more of our net sales.

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

Raw Materials and Energy Resources

We buy significant amounts of commodity raw materials and energy resources, including benzene, vinyl acetate, polyvinyl alcohol, 2-ethyl hexanol, ethylene-vinyl-acetate resin, polyethylene film, napthenic processing oil and natural gas.  We typically buy major requirements for key raw materials pursuant to contracts with average contractual periods of one to four years.  We obtain certain important raw materials from a few major suppliers.  In general, in those cases where we have limited sources of raw materials, we have developed contingency plans to the extent practicable to minimize the effect of any interruption or reduction in supply.  However, we also purchase raw materials from some single source suppliers in the industry and in the event of an interruption or reduction in supply, might not be able to mitigate any negative effects.

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

Research and Development

Our investment in research and development creates new and innovative technology platforms, and/or results in new product development, providing higher-value solutions to existing customers or meeting new customers’ needs.  Projects are coordinated globally through our network of research facilities.  Our expenses for research and development amounted to $18 million in 2010, $14 million in 2009 and $19 million in 2008, or about 1 percent of net sales on average. We focus our expenditures for research and development on process improvements and selected product development.

In addition to the above, we actively invest into our existing products, production lines, manufacturing processes, and other ongoing operations in order to enhance product performance, differentiate our cost structure and fully leverage available raw materials.  Although the effects of these investments often represent significant improvements, we typically expense these costs as incurred within cost of goods sold.   These expenses amounted to $5 million in 2010, $4 million in 2009 and $1 million in 2008.

Environmental Matters

The narrative appearing under “Environmental Matters” in Item 7 below is incorporated by reference.

Employee Relations

On December 31, 2010, we had approximately 3,300 employees worldwide.  The U.S., Europe, and Asia workforce constituted 53 percent, 26 percent and 14 percent of the total number of employees, respectively.  Approximately 28 percent of our U.S. workforce is currently represented by various labor unions at the following sites: Anniston, Alabama; Sauget, Illinois; Monongahela, Pennsylvania; Springfield, Massachusetts; and Trenton, Michigan.  Our local labor unions (except at the Monongahela, Pennsylvania site) engaged in coordinated bargaining with us with respect to benefits related to retirement and health and welfare (the “Welfare Agreement”), which Welfare Agreement expired on December 31, 2010.  Prior to its expiration, we engaged in coordinated bargaining with the local labor unions governed by the Welfare Agreement and reached agreement to no longer engage in coordinated bargaining.  Consequently, each union only has one agreement that incorporates retirement, health and welfare benefits, wages and working conditions.  Nearly all of the European employees are represented by either a union delegation, works council or employee forum.  Labor relations with our employees are good.

International Operations

We are engaged in manufacturing, sales and research and development in areas outside the United States.  Approximately 75 percent of our consolidated sales from continuing operations for the year ended December 31, 2010 were made into markets outside the United States, including Europe, Asia, Latin America and Canada.  Of our consolidated sales from continuing operations, 13 percent were made into China for the year ended December 31, 2010.

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

Executive Officers

The following table shows information about our executive officers as of February 25, 2011:

Name, Age and Position with Solutia	Year First Became an Executive Officer of Solutia	Other Business Experience Since At Least January 1, 2006
Jeffry N. Quinn, 52 President, Chief Executive Officer and Chairman of the Board	2003
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

James M. Sullivan, 50 Executive Vice President, Chief Financial Officer and Treasurer	2004
Executive Vice President, Chief Financial Officer and Treasurer since 2009.  Mr. Sullivan served as Senior Vice President, Chief Financial Officer and Treasurer from 2004 through 2009 and as Vice President and Controller from 1999 through 2004.

James R. Voss, 44 Executive Vice President, Chief Operating Officer	2005
Executive Vice President, Global Operations since 2009.  Mr. Voss served as Senior Vice President and President, Flexsys from 2007 through 2009 and as Senior Vice President, Business Operations from 2005 through 2007.  Prior to coming to Solutia, Mr. Voss served as Senior Vice President and Chief Administrative Officer of Premcor Inc., now owned by Valero Energy Corp.

Robert T. DeBolt, 50 Senior Vice President, Business Operations	2007
Senior Vice President, Business Operations since 2007.  Mr. DeBolt served as Vice President of Corporate Strategy from 2005 to 2007 and as the Controller for Integrated Nylon from 2003 through 2004.  Prior thereto, Mr. DeBolt was responsible for accounting at all of our manufacturing facilities.

Paul J. Berra, III, 42 Senior Vice President, General Counsel, Legal and Governmental Affairs	2008
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

Timothy J. Spihlman, 39 Vice President and Corporate Controller	2004
Vice President and Corporate Controller since 2004 and responsible for Information Technology since 2009.  Previously, Mr. Spihlman served as Director, Corporate Analysis and Financial Reporting from 2002 through 2004.  Prior to joining Solutia, Mr. Spihlman served as Vice President of Finance at CoreExpress, Inc. from 2000 until 2002 and was a public accountant with Ernst & Young from 1993 until 2000.

Gary M. Glandon, 52 Senior Vice President and Chief Human Resources Officer	2010
Mr. Glandon was Chief Human Resources Officer of Energy Conversion Devices, a solar company in Detroit before joining Solutia.  He has over 25 years of comprehensive HR experience in both specialist and leadership roles in global organizations.  Mr. Glandon has also held senior level human resource positions with Insight Enterprises, Honeywell International, Tanox, and Gateway.

Timothy J. Wessel, 47 President and General Manager, Advanced Interlayers	2009
President and General Manager, Advanced Interlayers since 2009.  Dr. Wessel began his career with Monsanto in 1992, advancing through a number of key positions, including Technology Manager for Crystex® and President and General Manager of Technical Specialties.

D. Michael Donnelly, 61 President and General Manager, Performance Films	2009
President and General Manager, Performance Films since 2010.  Mr. Donnelly previously served as President and General Manager of our Technical Specialties business in 2009.  Before being appointed to this position, Mr. Donnelly held various positions within Flexsys, including Vice President of Manufacturing, Technology, and Environmental, Safety and Health.

Greta N. Senn, 39 President and General Manager, Technical Specialties	2010
President and General Manager, Technical Specialties since 2010.  Ms. Senn  began her career with Monsanto in 1994,as part of the Therminol® and Skydrol®  business in Anniston. Since then she has held a number of roles, including Krummrich Plant Manager and the Therminol® and Skydrol® Business Director.

The above listed individuals are elected or appointed to the offices set opposite their names to hold office until their successors are duly elected and have qualified, or until their earlier death, resignation or removal.

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

Because our consolidated financial statements reflect fresh-start accounting adjustments made upon emergence from bankruptcy, and because of the effects of the transactions that became effective pursuant to the Plan of Reorganization, financial information in our future financial statements will not be comparable to our financial information from prior periods nor will our financial statements be comparable to those of our peers.

Upon our emergence from Chapter 11 in February 2008, we adopted fresh-start accounting in accordance with Accounting Standards Codification (“ASC”) 852, Reorganizations, pursuant to which our reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, has been allocated to the fair value of assets in conformity with ASC 805, Business Combinations, using the purchase method of accounting for business combinations.  We stated liabilities, other than deferred taxes, at a present value of amounts expected to be paid.  The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment.  In addition, under fresh-start accounting the accumulated deficit has been eliminated.  In addition to fresh-start accounting, our consolidated financial statements reflect all effects of the transactions contemplated by the Plan of Reorganization.  Thus, our future statements of financial position and statements of operations data will not be comparable in many respects to our consolidated statements of financial position and consolidated statements of operations data for periods prior to our adoption of fresh-start accounting and prior to accounting for the effects of the reorganization.  Additionally, when comparing our financial performance to that of our peers, the requirement to fair value our assets and liabilities on our balance sheet will generally result in our having a significantly higher amortization rate than our peers. Consequently, our financial statements may not be comparable to those of our peers.  Moreover, stemming from our emergence from Chapter 11, the carrying amount of our goodwill and intangible assets was established at fair value as of February 28, 2008 and therefore is more susceptible to impairment if business operation results and/or macroeconomic conditions significantly deteriorate.

Negative or uncertain worldwide economic conditions may adversely impact our business.

Our operations and performance are materially affected by worldwide economic conditions. In periods with significant market turmoil and tightened credit availability, we may experience difficulty in collecting accounts receivable, pricing pressure on products and services and reduced global business activity. A global economic downturn may reduce demand for our products, which would decrease our revenues and could have a material adverse effect on our financial condition and cash flows.

Our operations are restricted by our credit facilities and could be impacted by the failure of our lenders to perform.

Our credit facilities and our indentures governing the 2017 and 2020 senior unsecured notes include a number of significant restrictive covenants.  These covenants could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements.  Specifically, such covenants restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

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

We have significant indebtedness.

We have a significant amount of indebtedness.  Our significant indebtedness could have important consequences, including the following:

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

However, in the first quarter of 2010 we entered into a new $1,150 million senior secured credit facility, which consists of an $850 million term loan maturing in 2017 and a $300 million revolving credit facility maturing in 2015.  As of the date hereof, we have made $126 million in voluntary prepayments of the term loan.

Volatility in the prices of raw materials and energy or their reduced availability could significantly impact our operating margins.

Our manufacturing processes consume significant amounts of energy and large amounts of commodity raw materials, including benzene, vinyl acetate, sulfur, polyvinyl alcohol, 2-ethyl hexanol, ethylene-vinyl-acetate resin, polyethylene film and natural gas, the cost of which are subject to worldwide supply and demand as well as other factors beyond our control.  Also, temporary shortages or over supply of these raw materials and energy sources may occasionally occur.  We typically purchase major requirements for key raw materials under medium-term contracts.  Pricing under these contracts may fluctuate as a result of unscheduled plant interruptions, worldwide market conditions and government regulation.  Volatile raw material and energy costs could impact our operating margins in the future.  See also Business – Raw Materials and Energy Resources.

Problems encountered in operating our production facilities could adversely impact our business.

Our production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products, including leaks and ruptures, explosions, fires, inclement weather and natural disasters, unscheduled down time and environmental hazards.  While we have had infrequent incidents in the past, there is no guarantee that we won’t experience  temporarily shut down or otherwise other disruptions in our manufacturing, which could lead to production delays and result in liability for workplace injuries and fatalities.  We are dependent upon the continued safe operation of our production facilities.

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

As of December 31, 2010, we have deferred tax assets of $546 million related to our U.S. net operating loss (“NOL”) carryforward and $145 million related to our U.S. tax credit carryforward.  We have recorded a valuation allowance of equal amount against each of these assets.  Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an ownership change to utilize its NOL and tax credit carryforwards.  Under the rules, such an ownership change is generally any change in ownership of more than 50 percent of its stock within a rolling three-year period, as calculated in accordance with the rules.  The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning directly or indirectly 5 percent or more of the stock of the company and any change in ownership arising from new issuances of stock by the company.

If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, our ability to use any of our NOL and tax credit carryforwards, at the time of the ownership change would be subject to the limitations of Section 382.  The limitation could operate to cause the benefit of the assets to expire before they are utilized.  Our inability to use the full benefits of our NOL and tax credit carryforwards could have a material effect on our financial position, results of operations and cash flow.

We believe we have not experienced a subsequent ownership change since we experienced an initial ownership change on February 28, 2008, the date we emerged from Chapter 11 bankruptcy.  However, the amount by which our ownership may change in the future could be affected by purchases and sales of common stock by 5 percent stockholders over which we have no control, and new issuances of common stock by us, should we choose to do so.  In July 2009, our Board of Directors adopted a Section 382 rights agreement as a measure intended to deter such an ownership change in order to preserve our deferred tax assets.  The Section 382 rights agreement, however, may not prevent an ownership change.  In addition, while the Section 382 rights agreement is in effect, it could discourage or prevent a merger, tender offer, proxy contest or accumulations of substantial blocks of shares for which some stockholders might receive a premium above market value.  It could also adversely affect the liquidity of the market for our shares.

We operate in a highly competitive industry that includes competitors with greater resources than ours.

     The markets in which we compete are highly competitive.  Competition in these markets is based on a number of factors, such as price, product, quality and service.  Some of our competitors may have greater financial, technological and other resources and may be better able to withstand changes in market conditions.  In addition, some of our competitors may be able to respond more quickly than us to new or emerging technologies and changes in customer requirements.  Consolidation of our competitors or customers may also adversely affect our businesses.  Furthermore, global competition and customer demands for efficiency will continue to make price increases difficult.

We operate in cyclical business segments and our financial results are likely to fluctuate accordingly.

     We operate in cyclical business segments.  Specifically, a substantial portion of our sales are to customers involved, directly or indirectly, in the commercial and residential real estate and automotive industries, all of which are, by their nature, cyclical industries.  A downturn in either or both of these industries would and has in the past, and may again in the future, result in lower demand for our products among customers involved in those industries and a reduced ability to pass on cost increases to these customers.

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

Legal proceedings may have a materially negative impact on our future results of operations.

     We are, and may in the future be, subject to various lawsuits and other legal proceedings, including proceedings related to contract, environmental and other regulatory matters.  We may also become subject to lawsuits by our customers, distributors and employees alleging personal injury or product liability associated with our products and businesses.  Adverse judgments or rulings against us in these legal proceedings, or the filing of additional environmental or other damage claims against us, may have a materially negative impact on our future results of operations, cash flows and financial condition.  Additionally, we may incur significant administrative and legal costs associated with defending or settling litigation.

     As more fully described under “Item 3 — Legal Proceedings,” we are currently involved in various “Legacy Tort Claims,” which include claims for property damage, personal injury, products liability or premises liability or other damages arising out of or related to exposure to asbestos, PCB, dioxin, benzene, vinyl chloride, silica, butadiene, pentachlorophenol, styrene tars and other chemicals manufactured before our spinoff from Pharmacia Corporation.  Monsanto is responsible to defend and indemnify us for any Legacy Tort Claims under the settlement agreement entered into between us and Monsanto in connection with our emergence from Chapter 11.  To the extent that Monsanto averts responsibility for any Legacy Tort Claims, Pharmacia will bear financial responsibility for such claims.  However, if any purported Legacy Tort Claim relates to exposure arising from our conduct occurring after our spinoff from Pharmacia Corporation or does not otherwise qualify as a Legacy Tort Claim, we could be liable for any adverse rulings, judgments or settlements relating thereto, which could have a material adverse effect on our results of operations, cash flows and financial condition.

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

Sales and operations outside the United States constituted a majority of our revenues in fiscal 2010.  Our operations outside the United States expose us to risks including fluctuations in currency values, trade restrictions, tariff and trade regulations, U.S. export controls, reduced protection of intellectual property rights; foreign tax laws, shipping delays, economic and political instability; the effect of global health, safety and environmental matters on economic conditions and market opportunities and changes in financial policy.

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

Many of the markets in which our products (and their corresponding manufacturing processes) compete are subject to technological change and new product introductions and enhancements.  We must continue to enhance our existing products and to develop and manufacture new products with improved capabilities to continue to be a market leader.  We must also continue to make improvements in our manufacturing processes and productivity to maintain our competitive position.  When we invest in new technologies, processes or production facilities, we will face risks related to construction delays, cost over-runs and unanticipated technical difficulties.  Our inability to anticipate, respond to, capitalize on or utilize changing technologies could have an adverse effect on our consolidated results of operations, financial condition and cash flows in any given period.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

           None.

ITEM 2. PROPERTIES

We lease office space in a multi-tenant building in which our headquarters is located in St. Louis County, Missouri.  Our principal European offices are located in Louvain-la-Neuve, Belgium, in a building which we own but on land leased from the University of Louvain.  In 2011, we will be moving our principal European offices from Louvain-la-Neuve to office space in a multi-tenant building that is being leased in Zaventem, Belgium.  For our Asia Pacific operations, we lease office space in multi-tenant buildings in Shanghai, China and other locations in the region.  Information about our major manufacturing locations worldwide and segments that used these locations as of February 1, 2011, appears under "Segments; Principal Products" in Item 1 of this report and is incorporated herein by reference.

Our principal plants are suitable and adequate for their use.  Utilization of these facilities varies with seasonal, economic and other business conditions.  None of our principal plants are substantially idle.  Our facilities generally have sufficient capacity for existing needs and expected near-term growth.

We own most of our principal plants.  However, we lease and operate as a guest, but own certain buildings and production equipment, at manufacturing facilities in Antwerp, Belgium; Sao Jose dos Campos, Brazil; Itupeva, Brazil; and Lemoyne, Alabama. The Antwerp and Sao Jose dos Campos facilities, where we manufacture certain Advanced Interlayers’ products and Technical Specialties products, belong to and are staffed by Monsanto under terms of master operating agreements.  For facilities used in the manufacture of Advanced Interlayers’ products, the master operating agreement has an initial term that expires in 2020.  For facilities used to manufacture rubber chemical products, the master operating agreement has an initial term that expires at the end of 2014. The Itupeva and Lemoyne facilities, where we manufacture certain Technical Specialties products, belong to and are staffed by Akzo Nobel under terms of master operating agreements.  The initial term of these master operating agreements run until 2027.  After the initial term, both agreements continue indefinitely unless either party terminates on at least 24 months' prior written notice.  All agreements may be terminated by either party upon 24 months notice, which notice shall not be effective before the expiration of the initial term.   These agreements also provide that, under certain circumstances, either the operator or the guest may terminate before the expiration of the applicable term, subject to early termination penalties.

We operate several facilities for other third parties on our sites, principally within the Nienburg, Germany; Wrexham, U.K.; Sauget, Illinois; Newport, Wales (U.K.); and Springfield, Massachusetts sites under long-term lease and operating agreements.

Mortgages on our plants at the following locations constitute a portion of the collateral securing our Term Loan and Revolver credit facilities:  Springfield, Massachusetts; Trenton, Michigan; and Martinsville, Virginia.

ITEM 3. LEGAL PROCEEDINGS

Litigation

We are a party to legal proceedings, which have arisen in the ordinary course of business and involve claims for money damages.

Except for the potential effect of an unfavorable outcome with respect to our Legacy Tort Claims litigation, it is our opinion that the aggregate of all claims and lawsuits will not have a material adverse impact on our business, operating results or financial condition.

Legacy Tort Claims Litigation

Pursuant to the Amended and Restated Settlement Agreement effective February 28, 2008, entered into by us and Monsanto in connection with our emergence from Chapter 11 (the “Monsanto Settlement Agreement”), Monsanto is responsible to defend and indemnify us for any Legacy Tort Claims as that term is defined in the Monsanto Settlement Agreement, while we retain responsibility for certain tort claims, if any, which may arise out of our conduct after our spinoff from Pharmacia Corporation (“Pharmacia”) (the former Monsanto Company which is now a 100 percent owned subsidiary of Pfizer, Inc.), which occurred on September 1, 1997 (the “Solutia Spinoff”).  We or our 100 percent owned subsidiary, Flexsys, have been named as defendants in the following actions, and have submitted the matters to Monsanto as Legacy Tort Claims.  However, to the extent these matters relate to post Solutia Spinoff conduct or such matters are not within the meaning of Legacy Tort Claims as defined in the Monsanto Settlement Agreement, we could potentially be liable.

Putnam County, West Virginia Litigation. On December 17, 2004, a purported class action lawsuit was filed in the Circuit Court of Putnam County, West Virginia against Flexsys, Pharmacia, Monsanto and Akzo Nobel (we are not a named defendant) alleging exposure to dioxin from Flexsys’ Nitro, West Virginia facility, which is now closed.  The relevant production activities at the facility occurred during Pharmacia’s ownership and operation of the facility and well prior to the creation of the Flexsys joint venture between Pharmacia (whose interest was subsequently transferred to us in the Solutia Spinoff) and Akzo Nobel.  The plaintiffs are seeking damages for loss of property value, medical monitoring and other equitable relief.

Beginning in February 2008, Flexsys, Monsanto, Pharmacia, Akzo Nobel and another third party were named as defendants in approximately seventy-five individual lawsuits, and we were named in two individual lawsuits, filed in various state court jurisdictions by residents or former residents of Putnam County, West Virginia.  The largely identical complaints allege that the residents were exposed to potentially harmful levels of dioxin particles from the Nitro facility.  Plaintiffs did not specify the amount of their alleged damages in their complaints.  In 2009, over fifty additional nearly identical complaints were filed by individual plaintiffs in the Putnam County area, which named us and Flexsys as defendants, and one additional complaint was filed in January 2011.

The claims in this matter concern alleged conduct occurring while Flexsys was a joint venture between us and Akzo Nobel, and any potential damages in these cases would be evenly apportioned between us and Akzo Nobel to the extent such claims are determined not to be Legacy Tort Claims.

Escambia County, Florida Litigation. On June 6, 2008, a group of approximately fifty property owners and business owners in the Pensacola, Florida area filed a lawsuit in the Circuit Court for Escambia County, Florida against Monsanto, Pharmacia, Solutia and the plant manager at our former Pensacola plant, an Integrated Nylon asset that was included in the divestiture of our Integrated Nylon business.  The lawsuit alleges that the defendants are responsible for elevated levels of PCBs in the Escambia River and Escambia Bay due to past and continuing releases of PCBs from the Pensacola plant.  The plaintiffs seek: (1) damages associated with alleged decreased property values caused by the alleged contamination and (2) remediation of the alleged contamination in the waterways.  Plaintiffs did not specify the amount of their alleged damages in their complaint.  Plaintiffs have subsequently amended their complaint to add additional plaintiffs to the litigation, such that 111 property and business owners are now named as plaintiffs.

St. Clair County, Illinois and Related Litigation. On February 10, 2009, a purported class action lawsuit was filed in the Circuit Court of St. Clair County, Illinois against us, Pharmacia, Monsanto and two other unrelated defendants alleging the contamination of the plaintiff’s property from PCBs, dioxins, furans and other hazardous substances emanating from the defendants’ facilities in Sauget, Illinois (including our W.G. Krummrich site in Sauget, Illinois).  The proposed class action is comprised of residents who live within a two-mile radius of the Sauget facilities.  The plaintiffs are seeking damages for medical monitoring and the costs associated with remediation and removal of alleged contaminants from their property.  This action is one of several lawsuits (primarily filed by the same plaintiffs’ counsel) filed in 2009 and 2010 regarding alleged historical contamination from the W.G. Krummrich site.

In addition to the purported class action lawsuit, twenty additional individual lawsuits have been filed since February 2009 against the same defendants (including us) comprised of claims from over one thousand individual residents of Illinois who claim they suffered illnesses and/or injuries as well as property damages as a result of the same PCBs, dioxins, furans and other hazardous substances allegedly emanating from the defendants’ facilities in Sauget.  In June 2010, a group of approximately 1,200 plaintiffs also filed wrongful death claims in a lawsuit in the Circuit Court of St. Clair County arising out of contamination from the defendants’ facilities.  Moreover, four additional individual lawsuits comprised of claims from twelve plaintiffs were filed between January and April 2010 in the Circuit Court of Madison County, Illinois, alleging that plaintiffs suffered illnesses resulting from exposure to benzene, PCBs, dioxins, furans and other hazardous substances.  Lastly, on June 14, 2010, a second purported class action lawsuit was filed in the Circuit Court of St. Louis City, Missouri against the same defendants alleging the contamination of the plaintiffs’ property from PCBs, dioxins, furans and other hazardous substances emanating from the defendants’ facilities in Sauget, Illinois and from our now-closed Queeny plant in St. Louis.  The plaintiffs are seeking damages for medical monitoring and the costs associated with remediation and removal of alleged contaminants from their property.  The proposed class members include residents exclusively within the state of Missouri.

Solutia Inc. Employees’ Pension Plan Litigation

Starting in October 2005, separate purported class action lawsuits were filed by current or former participants in our U.S. pension plan (“U.S. Plan”), which were ultimately consolidated into a single case on September 1, 2006 with similar lawsuits against the pension plans of Monsanto and Pharmacia.  The Consolidated Class Action Complaint alleged three separate causes of action against the U.S. Plan: (1) the U.S. Plan violates ERISA by terminating interest credits on prior plan accounts at the age of 55; (2) the U.S. Plan is improperly backloaded in violation of ERISA; and (3) the U.S. Plan is discriminatory on the basis of age.  In September 2007, the court dismissed the plaintiffs’ second and third claims, and by consent of the parties, certified a class action against the U.S. Plan only with respect to plaintiffs’ claim that the U.S. Plan violates ERISA by allegedly terminating interest credits on prior plan accounts at the age of 55.  On June 11, 2009, the United States District Court for the Southern District of Illinois entered a summary judgment in favor of the U.S. Plan on the sole remaining claim against the U.S. Plan.  The district court entered its final appealable judgment in the case on September 29, 2009, and plaintiffs appealed the decision to the Seventh Circuit Court of Appeals.  The Seventh Circuit affirmed the decision of the district court in favor of the defendants on July 30, 2010.  The plaintiffs have subsequently filed with the United States Supreme Court a petition for a writ of certiorari, and that request remains pending.

Medicare Reimbursement Litigation

On December 1, 2009, the Department of Justice (“DOJ”), on behalf of the United States government, filed suit in the United States District Court, Northern District of Alabama (in a case captioned United States of America v. Stricker, et al.), against us, Monsanto, Pharmacia and the attorneys and law firms who represented the plaintiffs in the Abernathy v. Solutia Inc., et al. (“Abernathy”) lawsuit arising out of PCB contamination in Anniston, Alabama.   The DOJ alleges the defendants failed to reimburse Medicare for medical expenses paid to Abernathy settlement recipients who were Medicare beneficiaries.  Specifically, the DOJ claims that approximately 907 claimants who received payments for medical treatment under the Abernathy settlement were Medicare beneficiaries who received “conditional” payments from Medicare for the same treatment.  The DOJ alleges that the conditional payments were subject to reimbursement if a primary payer had responsibility to cover the treatment at issue, but no reimbursement was made to the government by any of the Abernathy participants.  The DOJ is seeking recovery of these allegedly unpaid reimbursements from the defendants who paid into the Abernathy settlement fund, as well as the plaintiffs’ counsel who represented the Medicare recipients and were responsible for the distribution of the settlement funds.  The DOJ did not specify the amount of damages – either generally from the defendants or specifically from us – which the government seeks in this case.

We and the other defendants filed motions to dismiss in February 2010.  In September 2010, the district court granted the defendants’ motions, finding the DOJ failed to file the action within the applicable statute of limitations.  As a result, judgment was entered in favor of the defendants, and we and the other defendants were dismissed from the case.  The DOJ has subsequently filed a motion to reconsider the district court’s judgment, asking the court to reinstate the case.  The DOJ’s motion remains pending.

Environmental Agency Enforcement Actions

On March 3, 2009, the U.S. EPA issued a Notice of Violation (“NOV”), Administrative Order (“AO”) and Reporting Requirement (“RR”) to us concerning alleged violations of the Clean Air Act arising out of an inspection conducted at our manufacturing facility in Springfield, Massachusetts.  The NOV describes the U.S. EPA’s findings alleging violations of the plant’s Title V and state operating permits related to emissions of volatile organic compounds.  The AO orders us to comply with its Title V permit and the National Emission Standards for Hazardous Air Pollutants, Subpart OOO (Amino/Phenolic Resins), Subpart UU (Equipment Leaks), and General Provisions.  The RR requires us to submit additional information regarding certain storage vessels and associated equipment.  On March 23, 2009, we met with the U.S. EPA to confer on this NOV, AO and RR.  Submittals of the requested information under the RR were made as required.  We have entered into a tolling agreement with the United States that provides them with additional time to evaluate its case and discuss settlement with us.  The amount of a potential loss, if any, is not currently estimable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to our security holders during the fourth quarter of 2010.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “SOA”.  The following table sets forth the high and low sales prices per share of our new common stock for the period from January 1, 2009 through December 31, 2010.

2009	High	Low
First Quarter	$6.86	$1.18
Second Quarter	$6.49	$2.02
Third Quarter	$13.76	$5.64
Fourth Quarter	$13.05	$10.68

2010	High	Low
First Quarter	$16.54	$12.27
Second Quarter	$18.71	$13.10
Third Quarter	$16.03	$12.14
Fourth Quarter	$23.84	$16.23

On January 31, 2011, we had 5,164 shareholders of record.

No dividends were paid by us in the years ended December 31, 2009 and 2010 and we have no current plans to do so.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected by (a))
Equity compensation plans approved by security holders	2,679,890	17.16	3,916,879
Equity compensation plans not approved by security holders	--	--	--
Total	2,679,890	17.16	3,916,879

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2010	0	$0.00	0	$0
November 1-30, 2010	9,749	$18.28	0	$0
December 1-31, 2010	0	$0.00	0	$0
Total	9,749	$18.28	0	$0

(1)	Shares surrendered to the Company by an employee to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.
(2)
Average price paid per share reflects the closing price of Solutia common stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of restricted common stock.

Stock Performance Graph

The following graph shows the cumulative total stockholder returns (assuming reinvestment of dividends) following assumed investment of $100 in shares of new common stock that were outstanding on February 28, 2008, the date of our emergence from Chapter 11 bankruptcy.  The indices shown below are included for comparative purposes only and do not necessarily reflect our opinion that such indices are an appropriate measure of the relative performance of our new common stock.  Data for periods prior to February 28, 2008 is not shown because we were in Chapter 11 bankruptcy.

Cumulative Total Returns

$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-

	Feb-08	Mar-08	Jun-08	Sep-08	Dec-08	Mar-09	Jun-09	Sep-09	Dec-09	Mar-10	Jun-10	Sep-10	Dec-10
Solutia	$100.00	$81.87	$74.97	$81.87	$26.32	$10.94	$33.68	$67.72	$74.27	$94.21	$76.61	$93.68	$134.97
Russell 3000	$100.00	$96.57	$94.49	$85.70	$65.75	$58.24	$67.65	$78.29	$82.49	$86.99	$76.78	$85.22	$94.66
DJ US Specialty Chemicals Index	$100.00	$93.64	$102.68	$84.28	$59.24	$60.78	$70.26	$88.63	$92.58	$102.02	$87.81	$108.90	$125.21

ITEM 6.  SELECTED FINANCIAL DATA

Financial Summary

(Dollars and shares in millions, except per share amounts)	Twelve Months Ended December 31,	Twelve Months Ended December 31,	Ten Months Ended December 31,	Two Months Ended February 29,	Twelve Months Ended December 31,
	2010	2009	2008	2008	2007	2006
Operating Results:
Net Sales	$1,950	$1,618	$1,705	$321	$1,612	$1,064
Gross Profit	$608	$477	$364	$92	$372	$271
As percent of net sales	31%	29%	21%	29%	23%	25%
Operating Income (1)	$331	$242	$118	$48	$129	$69
As percent of net sales	17%	15%	7%	15%	8%	6%
Income (Loss) from Continuing Operations Before Taxes	$122	$83	$1	$1,463	$(263)	$(58)
Income (Loss) from Continuing Operations (2)	$91	$66	$(14)	$1,249	$(277)	$(76)
Income (Loss) from Discontinued Operations, net of tax	$(9)	$(175)	$(649)	$205	$72	$80
Net Income attributable to noncontrolling interest	$4	$4	$5	--	$3	$2
Net Income (Loss) attributable to Solutia	$78	$(113)	$(668)	$1.454	$(208)	$2

Per Share Data:
Basic and Diluted Earnings (Loss) per Share from Continuing Operations attributable to Solutia (2)	$0.73	$0.58	$(0.25)	$11.95	$(2.68)	$(0.75)
Basic Weighted Average Shares Outstanding	118.9	106.5	74.7	104.5	104.5	104.5
Diluted Weighted Average Shares Outstanding	120.0	106.7	74.7	104.5	104.5	104.5
Dividends per Share	--	--	--	--	--	--

Financial Position – Continuing Operations:
Total Assets	$3,532	$3,236	$3,216	$3,629	$1,802	$1,298
Liabilities not Subject to Compromise	$2,758	$2,604	$2,895	$3,306	$2,005	$1,350
Liabilities Subject to Compromise	$--	$--	$--	$--	$1,922	$1,849
Long-Term Debt (3)	$1,463	$1,264	$1,359	$1,796	$359	$210
Equity (Deficit)	$739	$600	$529	$1,043	$(1,589)	$(1,399)

Other Data from Continuing Operations:
Working Capital (4)	$388	$476	$307	$466	$(532)	$(393)
Interest Expense (5)	$139	$121	$140	$21	$134	$94
Income Tax Expense (6)	$31	$17	$15	$214	$14	$18
Depreciation and Amortization	$117	$107	$89	$11	$58	$46
Capital Expenditures	$66	$44	$82	$15	$99	$55
Employees (Year-End)	3,300	3,400	3,700	3,700	3,700	2,900

(1) Operating income includes net (gains) charges that affect comparability of $26 million in 2010, $32 million in 2009, $102 million in the ten months ended December 31, 2008 and ($2) million in the two months ended February 29, 2008, $41 million in 2007, and ($7) million in 2006.

(2) Income (loss) from continuing operations includes net (gains)/charges that affect comparability of $101, or $0.84 per share in 2010; $67 million, or $0.63 per share in 2009; $79 million, or $1.06 per share in the ten months ended December 31, 2008; ($1,233) million, or ($11.80) per share in the two months ended February 29, 2008; $326 million, or $3.12 per share in 2007; and $4 million, or $0.04 per share in 2006.

 (3) Long-term debt excludes $659 million as of December 31, 2007 and $668 million as of December 31, 2006 of debt classified as subject to compromise in accordance with ASC 852 Reorganizations, as a result of our Chapter 11 bankruptcy filing in 2003.

(4) Working capital is defined as total current assets less total current liabilities.

(5) Interest expense includes the recognition of interest on allowed secured claims as approved by the Bankruptcy Court of $8 million in 2007.  In addition, interest expense in all periods is affected by interest expense allocated to discontinued operations and in all periods prior to our emergence from bankruptcy for unrecorded contractual interest expense on unsecured debt subject to compromise.

(6) Income tax expense includes an increase (decrease) in valuation allowances of $19 million in 2010, $20 million in 2009, $2 million in the ten months ended December 31, 2008, $(252) million in the two months ended February 29, 2008, $82 million in 2007, and $35 million in 2006.

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

Reportable Segment	Products
Advanced Interlayers	•SAFLEX® plastic interlayer •VISTASOLAR® ethyl vinyl acetate encapsulants •Specialty intermediate polyvinyl butyral resin and plasticizer
Performance Films	•LLUMAR®, VISTA®, GILA®, V-KOOL ®, HUPER OPTIK® and FORMULAONE® professional and retail window films •FLEXVUE™ precision coated films and other enhanced polymer films for industrial customers
Technical Specialties	•CRYSTEX® insoluble sulphur •SANTOFLEX® antidegradants •THERMINOL® heat transfer fluids •SKYDROL® aviation hydraulic fluids

See Note 18 to the accompanying consolidated financial statements for further information regarding our reportable segments.

Non-U.S. GAAP Financial Measures

Our emergence from bankruptcy required our adoption of fresh-start accounting on February 29, 2008.  This resulted in our becoming a new reporting entity on March 1, 2008, with a new capital structure and a new basis in the assets and liabilities assumed.  Accordingly, the financial information set forth in this report, unless otherwise expressly set forth or as the context otherwise indicates, reflects the consolidated results of operations and financial condition of Solutia Inc. and its subsidiaries for the periods following March 1, 2008 (“Successor”), and of Solutia Inc. and its subsidiaries for the periods through February 29, 2008 (“Predecessor”).  One impact resulting from the adoption of fresh-start accounting is the significant change in interest expense, taxes, depreciation and amortization as triggered by our requirement to institute a new capital structure and fully re-measure our tangible and identifiable intangible assets.

This discussion and analysis includes financial information prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) along with certain non-U.S. GAAP measures and presentation.  These non-U.S. GAAP measures and presentation include the use of the financial measure EBITDA and the combined presentation of the Predecessor and Successor for the twelve months ended December 31, 2008.  EBITDA is defined as earnings from continuing operations before interest expense, loss on debt extinguishment, income taxes, depreciation and amortization less net income attributable to noncontrolling interest and reorganization items, net.  The use of EBITDA by management, which is used to measure segment profit, enhances comparability between Successor and Predecessor periods, along with comparability with the performance of our peers.  Likewise, we have combined the results of operations and the sources and uses of cash for the two months ended February 29, 2008 of the Predecessor and the ten months ended December 31, 2008 of the Successor, and compared these combined results with the corresponding periods in 2009 and 2010 to provide a more meaningful perspective on our financial and operational performance and trends than if we did not combine the results of operations and sources and uses of cash of the Predecessor and the Successor in this manner.

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

Summary of Significant Events

Product Changes and Expansions:  As a leading provider of specialty materials used by consumers all around the world, we actively pursue opportunities to capitalize on underserved or emerging markets or geographies where we have a competitive advantage.  Conversely, we periodically initiate restructuring, divestitures or shut-downs in product markets and geographies in which these characteristics do not exist.  In 2010, we completed two acquisitions which complement our core product platforms, exited from several non-strategic other rubber chemicals businesses and continued the development and expansion of certain key products.

On April 30, 2010, we acquired Novomatrix, a leader in branding, marketing and the distribution of performance window films catering to the premium segment of the automotive aftermarket and architectural applications.  The acquisition expands the reach of our Performance Films reporting segment into key emerging regions of Southeast Asia and the Middle East.  Furthermore, we expect our manufacturing capabilities, processing expertise, technology resources and strong dealer and distribution networks to significantly benefit from the acquired brands including V-KOOL® and HUPER OPTIK®.  On June 1, we acquired Vistasolar®, a leading supplier of EVA encapsulants to the photovoltaic market which enables us to expand our Advanced Interlayers product portfolio into each of the dominant photovoltaic encapsulant technologies and significantly enable rapid expansion in the photovoltaic market.

With respect to divestitures and shut-downs, due to overcapacity within the industry, a disadvantaged cost position and increasing pressure from Far Eastern producers, we discontinued production of our primary accelerators products and sold our Perkalink anti-reversion business in 2010.  In January 2011, we sold certain other rubber chemicals businesses (dithiocarbamates and tetrabenzylthiuram disulfide).  Our decision to exit these businesses is consistent with our strategy of focusing on businesses that are leaders or have the potential to be leaders in their respective markets coupled with a sustainable competitive advantage.

Also in 2010, we introduced new products and commenced capacity expansion efforts to further develop certain key markets.  Some of the new products launched in 2010 include a Saflex® solar absorbing interlayer for the global automotive market which reduces air conditioner load and, in turn, CO2 emissions through improved fuel economy and a Saflex® acoustic interlayer for the European architectural market.  With respect to capacity, we initiated the expansion of our Suzhou, China and Ghent, Belgium facilities, both of which we expect to be complete in 2011.  The China upgrade will incorporate a second Saflex® manufacturing line to serve the architectural, photovoltaic and automotive markets plus a new facility enabling the production of Vistasolar® necessary to serve the growing photovoltaic market.  The Belgium expansion will significantly expand our capacity to produce Saflex® acoustic interlayer for automotive applications.  In January 2011, we announced plans to expand our current Crystex® operations in Kuantan, Malaysia which will double the capacity of this facility.

Long-term Capital Structure: In the first quarter 2010, we completed the sale of $300 million of senior unsecured notes, due 2020 (“2020 Notes”) and successfully closed a new $1,150 million senior secured credit facility (“Credit Facility”).  The 2020 Notes were closed at a price of 99.5 percent of the aggregate principal amount bearing interest at 7.875 percent per annum.  The Credit Facility, consisting of an $850 million term loan maturing in 2017 (“2017 Term Loan”) and a $300 million revolving credit facility maturing in 2015 (“2015 Revolver”), replaces our then existing $876 million term loan (“2014 Term Loan”) and our existing asset backed revolver (“2013 Revolver”).  Completion of this refinancing significantly extends the debt maturities of the term loan and the revolver, increases our operational and strategic flexibility, and significantly lowers our interest costs.  In addition to being used to repay our 2014 Term Loan, net proceeds from these financing transactions were used to partially fund the acquisition of Vistasolar and for general corporate purposes.  Since completion of the refinancing, we made $132 million of debt principal payments through the date of this filing, of which $126 million was voluntary.

Summary Results of Operations:  For the full year 2010, we reported $1,950 million in net sales, a 21 percent increase as compared to the same period in 2009 on higher sales volumes across all segments as partially offset by unfavorable currency exchange rate fluctuations and lower selling prices.  The increase in sales volumes in 2010 was predominantly attributable to the steady improvement of the global automotive market, particularly in the Asia Pacific region, along with the positive impact of acquisitions completed in the second quarter.  Gross profit for the full year 2010 increased $131 million or 27 percent as compared to the same period in 2009 on higher sales volumes and improved capacity utilization in part due to the positive impacts of certain cost reduction programs, as partially offset by higher employee incentives which were temporarily suspended in 2009.  Selling, general and administrative expenses increased $36 million or 16 percent in 2010 as compared to the full year 2009, on higher selling costs required to support the increase in sales along with costs associated with the return of employee incentives.  Operating income for 2010 was $331 million or 17 percent of net sales as compared to $242 million or 15 percent of net sales for the full year 2009.

Summary of Financial Condition and Liquidity:  Cash provided by operations - continuing operations for 2010 was $296 million as compared to $194 million for the same period in 2009.  The increase is primarily attributable to higher operating income and lower payments associated with our postretirement liabilities as partially offset by higher ex-US taxes, higher payments on our environmental remediation liabilities due to the absence of reimbursement from a fund established for this purpose upon our emergence from bankruptcy, and partial payment on our employee incentive plans.  Working capital requirements for 2010 continued to decline as compared to the same period in 2009 on significantly higher sales.

Outlook

    Our current operating premise is that automotive, energy solutions and the electronics markets will continue to grow globally in 2011 at higher than GDP rates, with the most significant growth in China and other emerging markets.  We are not premising growth in the global architectural market, except for China where we have a lower market share in comparison with our architectural market position in other major world areas.  Coupled with these volume assumptions, we are premising price increases in certain product lines due to favorable market conditions in 2011.  Finally, as noted in the Summary of Significant Events, we sold certain other rubber chemicals in January 2011 which will impact full year net sales as compared to 2010.   In aggregating these premises, our expectation for 2011 is net sales will increase within the range of 5 percent to 10 percent as compared to our reported net sales for 2010.

With respect to profitability, we expect operating margins to be consistent with or slightly higher than with those realized in 2010 as the positive results from restructuring actions are expected to continue and we are premising to operate at higher utilization rates to meet the demand profile.  These gains will be partially offset by increased raw material and energy costs, which are premised to increase 7 percent.  Further, although we expect selling expenses to increase in 2011 as compared to the prior year in support of higher net sales, our total selling, general and administrative expenses are expected to remain consistent with 2010 levels.

The incremental earnings premised in 2011 will generate additional operating cash, which will be offset by higher ex-U.S. tax payments, new product and growth related capital spending, as well as modest investments in working capital related to the revenue growth.  In summary, we are currently anticipating generating cash from operations less capital spending in 2011 in the range of $150 million - $200 million from continuing operations.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on the consolidated financial statements and require assumptions that can be highly uncertain at the time the estimate is made.  We consider the following items to be our critical accounting policies:

▪	Environmental Remediation
▪	Litigation and Other Contingencies
▪	Income Taxes
▪	Impairment of Long-Lived Assets
▪	Impairment of Goodwill and Indefinite-Lived Intangible Assets
▪	Pension and Other Postretirement Benefits

We have other significant accounting policies but we believe that, compared to the critical accounting policies listed above, the other policies either do not generally require estimates and judgments that are as difficult or as subjective, or are less likely to have a material impact on the reported results of operations for a given period.

Environmental Remediation

With respect to environmental remediation obligations, our policy is to accrue costs for remediation of contaminated sites in the accounting period in which the obligation becomes probable and the cost is reasonably estimable.  Cost estimates for remediation are developed by assessing, among other items, (i) the extent of our contribution to the environmental matter; (ii) the number and financial viability of other potentially responsible parties; (iii) the scope of the anticipated remediation and monitoring plan; (iv) settlements reached with governmental or private parties and (v) our past experience with similar matters.  Our estimate of the environmental remediation reserve requirements typically fall within a range.  If we believe no better estimate exists within a range of possible outcomes, the minimum loss is accrued.  Environmental liabilities are not discounted, and they have not been reduced for any claims for recoveries from third parties.

These estimates are critical because we must forecast environmental remediation activity into the future, which is highly uncertain and requires a large degree of judgment.  These reserves include liabilities expected to be paid out over the next fifteen years. Therefore, the environmental reserves may materially differ from the actual liabilities if our estimates prove to be inaccurate, which could materially affect results of operations in a given period.  Uncertainties related to recorded environmental liabilities include changing governmental policy and regulations, judicial proceedings, the number and financial viability of other potentially responsible parties, the method and extent of remediation and future changes in technology.  Because of these uncertainties, the potential liability for existing environmental remediation reserves may be up to two times the amounts recorded, which would be settled through cash payments over an extended period of time.

Litigation and Other Contingencies

We are a party to legal proceedings involving intellectual property, tort, contract, antitrust, employee benefit, environmental, government investigations and other litigation, claims and legal proceedings.  We routinely assess the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable.  To the extent that we conclude their occurrence is probable and the financial impact is reasonably estimable, should an adverse outcome occur, an accrual for such a contingency is recorded.  When a single amount cannot be reasonably estimated but the cost can be estimated within a range, we accrue the low end of the range.  In addition, we accrue for legal costs expected to be incurred with a loss contingency.

Pursuant to the Monsanto Settlement Agreement, Monsanto is responsible to defend and indemnify Solutia for any Legacy Tort Claims as that term is defined in the agreement, while Solutia retains responsibility for any tort claims relating to exposure arising from our conduct occurring after the Solutia Spinoff.  Judgment is required in determining if actions where Solutia is named as a defendant are within the meaning of Legacy Tort Claims as defined by the Monsanto Settlement Agreement.  To the extent Solutia has been named as defendants and have submitted the matters to Monsanto as Legacy Tort Claims and such matters are not within the meaning of Legacy Tort Claims, we could potentially be liable.

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

Income Taxes

As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with inherent uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions.  We assess the income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date.  We account for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities at enacted rates.  We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  The consolidated financial statements include changes in valuation allowances as a result of uncertainty regarding our ability to realize deferred tax assets in the future.

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

Impairment of Goodwill and Indefinite-Lived Intangible Assets

As of December 31, 2010 and 2009, we had goodwill and indefinite-lived intangible asset balances of $904 million and $658 million, respectively, which relate to our adoption of fresh-start accounting upon the emergence from bankruptcy along with certain acquisitions completed in 2010, as further discussed in Note 4 to the accompanying consolidated financial statements.  We perform goodwill and indefinite-lived intangible asset impairment tests during the fourth quarter of each year but on a more frequent basis if changes in circumstances indicate the carrying value may not be recoverable during the intervening period.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and the testing for recoverability of a significant asset group within a reporting unit.  Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

We perform the review for goodwill impairment at the reporting unit level and the test involves a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value.  The fair value of our Technical Specialties and Advanced Interlayers reporting units is determined considering both the market and income approaches.  The fair value of our Performance Films reporting unit is determined utilizing the income approach.  Under the market approach, fair value is based on a comparison of similar publicly traded companies and/or completed market transactions.  Under the income approach, fair value is determined using an estimate of future cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows.  The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures.  Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.

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

Other indefinite-lived intangible assets are the Company’s trademarks.  Fair values used in testing for potential impairment of our trademarks are calculated by applying an estimated market value royalty rate to the forecasted revenues of the reporting unit that utilize those assets.  The assumed cash flows from this calculation are discounted using a weighted average cost of capital that reflects current market conditions.  The shortfall of the fair value below carrying value represents the amount of impairment.

Our fourth quarter reviews concluded that there was no goodwill or indefinite-lived intangible asset impairment in 2010 due to the substantial excess of fair value over the respective carrying value.

Pension and Other Postretirement Benefits

Measurement of the obligations under our defined benefit pension plans and our other postretirement benefit ("OPEB") plans are subject to several significant estimates.  These estimates include the rate of return on plan assets, the rate at which the future obligations are discounted to value the liability and health care cost trend rates.  Additionally, the cost of providing benefits depends on demographic assumptions including retirements, mortality, turnover and plan participation.  We typically use actuaries to assist us in preparing these calculations and determining these assumptions.  Our annual measurement date is December 31 for our defined benefit pension plans and our OPEB plans.  The below sensitivity analysis solely relates to our U.S. defined benefit pension and OPEB plans since they both comprise approximately 75 percent of our consolidated funded status on our defined benefit pension plans and OPEB plans.

The expected long-term rate of return on pension plan assets assumption was 8.25 and 8.50 percent in 2010 and 2009, respectively.  The expected long-term rate of return on pension plan assets assumption is based on the target asset allocation policy and the expected future rates of return on these assets.  A hypothetical 25 basis point change in the assumed long-term rate of return would result in a change of approximately $1 million to pension expense.

The discount rates used to re-measure the pension plans were 5 percent and 5.25 percent at December 31, 2010 and 2009, respectively.  The discount rate used to re-measure the OPEB plans was 4.75 percent for both December 31, 2010 and 2009.  We establish our discount rate based upon the internal rate of return for a portfolio of high quality bonds with maturities consistent with the nature and timing of future cash flows for each specific plan.  A hypothetical 25 basis point change in the discount rate for our pension plans results in a change of approximately $11 million in the projected benefit obligation and no change in pension expense.  A hypothetical 25 basis point change in the discount rate for our OPEB plans results in a change of approximately $2 million in the accumulated benefit obligation and no impact to OPEB expense.

We estimated the five-year assumed trend rate for healthcare costs in 2010 to be 8 percent with the ultimate trend rate for healthcare costs grading by 0.5 percent each year to 5 percent by 2016 and remaining at that level thereafter.  A 1 percent change in the assumed health care cost trend rate would have changed the postretirement benefit obligation by $1 million as of December 31, 2010 and would have no impact to OPEB expense in 2010.  Our costs for postretirement medical benefits are capped for many current retirees and active employees; therefore, the impact of this hypothetical change in the assumed health care cost trend rate is limited.

Results of Operations

Consolidated Solutia

	Successor	Successor	Combined	$ Increase (Decrease)		% Increase (Decrease)
(dollars in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008
Net Sales	$1,950	$1,618	$2,026	$332	$(408)	21%	(20)%

Operating Income:
Reportable Segment Profit (a)	$550	$441	$330	$109	$111	25%	34%
Unallocated and Other	(87)	(96)	(42)	$9	$(54)	9%	(129)%
Less: Depreciation and amortization	(117)	(107)	(100)
Less: Other income, net and Net income attributable to noncontrolling interest included in Segment Profit and Unallocated and Other	(15)	4	(22)
Operating Income	$331	$242	$166	$89	$76	37%	46%
Net Charges included in Operating Income	$(26)	$(32)	$(100)

(a)  See Note 18 – Segment and Geographic Data – to the accompanying consolidated financial statements for description of the computation of reportable segment profit.

The increase in 2010 net sales as compared to 2009 resulted from increased sales volumes of $302 million or 19 percent and the impact of the Vistasolar and Novomatrix acquisitions of $76 million or 5 percent, partially offset by the effect of unfavorable exchange rate fluctuations of $21 million or 1 percent and lower selling prices of $25 million or 2 percent.  Higher sales volumes were realized by all of our reporting segments due to the strengthening demand across the global automotive and industrial sectors, predominantly in Europe, North America and the Asia Pacific region.  The unfavorable currency impact was driven most notably by the increased strength of the U.S. dollar versus the Euro, in comparison to the prior year, due to our strong market positions in Europe by the Advanced Interlayers and Technical Specialties reporting segments.  Selling prices were lower in our Advanced Interlayers and Technical Specialties reporting segments on increased pricing pressure as driven by relatively low industry utilization experienced throughout 2009.

The decrease in 2009 net sales as compared to 2008 resulted from decreased sales volumes of $387 million or 19 percent and the effect of unfavorable exchange rate fluctuations of $30 million or 2 percent, partially offset by higher selling prices of $9 million or 1 percent. Lower sales volumes were realized by all of our reporting segments due to continued weakness in demand across the global construction, automotive and industrial markets related to the deterioration in the macroeconomic environment which began in the fourth quarter of 2008.  The unfavorable currency impact was driven most notably by the increased strength of the U.S. dollar versus the Euro, in comparison to the prior year, due to our strong market positions in Europe by the Advanced Interlayers and Technical Specialties reporting segments.  Higher selling prices experienced in our Technical Specialties and Performance Films reporting segments were partially offset by price decreases in our Advanced Interlayers reporting segment.

The increase in 2010 operating income as compared to 2009 resulted primarily from higher net sales, the impact of the Vistasolar and Novomatrix acquisitions, improved utilization and fixed cost absorption, predominately in our Advanced Interlayers and Technical Specialties reporting segments, partially offset by higher raw material and energy costs, predominately in our Advanced Interlayers  and Technical Specialties reporting segment, and the return of certain employee incentives suspended during 2009.

The increase in 2009 operating income as compared to 2008 resulted primarily from lower net charges as further described below in the Summary of Events Affecting Comparability section, lower raw material and energy costs, favorable exchange rate fluctuations, effective implementation of cost containment initiatives which resulted in better plant cost performance and lower selling, general and administrative expenses, significantly offset by lower net sales, lower fixed cost absorption, higher depreciation and amortization due to fresh-start accounting and higher share-based compensation expense.

Advanced Interlayers

	Successor	Successor	Combined	$ Increase (Decrease)		% Increase (Decrease)
(dollars in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008
Net Sales	$828	$690	$822	$138	$(132)	20%	(16)%

Segment Profit	$188	$144	$93	$44	$51	31%	55%
Net Charges included in Segment Profit	$(1)	$(14)	$(47)

The increase in 2010 net sales as compared to 2009 was a result of higher sales volumes of $117 million or 16 percent and the impact of the Vistasolar acquisition of $52 million or 8 percent, partially offset by lower average selling prices of $15 million or 2 percent and unfavorable currency exchange rate fluctuations of $16 million or 2 percent.  Higher sales volumes were experienced in sheet and our proprietary resin and other intermediate chemicals due to increased demand, primarily in the global automotive market, as supplemented by growth in the solar energy market.  Sales volumes in our architectural markets increased only modestly as declines in the United States were more than offset by sales volume increases in Asia Pacific and other emerging markets. Sales volumes in our European architectural market were effectively unchanged as compared to 2009.  The unfavorable currency impact was driven most notably by the increased strength of the U.S. dollar versus the Euro, in comparison to the same period in 2009, due to our strong market positions in Europe.  The decrease in selling prices is the consequence of declines in 2010 annual contract prices with major customers, which were primarily finalized in late 2009.

The decrease in 2009 net sales as compared to 2008 was a result of lower sales volumes of $97 million or 12 percent, lower average selling prices of $18 million or 2 percent, and unfavorable currency exchange rate fluctuations of $17 million or 2 percent.  Lower sales volumes were due to weakness in demand across the global automotive and, to a lesser extent, architectural markets, which negatively impacted sales volumes of SAFLEX® plastic interlayer and proprietary resin, partially offset by higher volumes experienced in the solar energy market.  The lower average selling prices were predominantly due to the weaker demand environment in 2009.  The unfavorable exchange rate fluctuations occurred primarily as a result of the strengthening of the U.S. dollar in relation to the Euro in comparison to the comparable period in 2008.

The increase in 2010 segment profit in comparison to 2009 resulted primarily from higher net sales, the impact of the Vistasolar acquisition, lower net charges, which are described in detail in the Summary of Events Affecting Comparability section and improved utilization which improved our fixed cost absorption, partially offset by higher raw material costs and higher incentive expense.

The increase in 2009 segment profit in comparison to 2008 resulted primarily from lower net charges, which are described in detail in the Summary of Events Affecting Comparability section, lower raw material costs and effective implementation of cost containment initiatives and plant shutdown activities, which resulted in improved plant cost performance and lower selling, general and administrative expenses, partially offset by lower net sales and lower fixed cost absorption.

Performance Films

	Successor	Successor	Combined	$ Increase (Decrease)		% Increase (Decrease)
(dollars in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008
Net Sales	$252	$185	$236	$67	$(51)	36%	(22)%

Segment Profit	$46	$26	$42	$20	$(16)	77%	(38)%
Net Charges included in Segment Profit	$(2)	$(7)	$(13)

The increase in net sales in 2010 as compared to 2009 resulted from higher sales volumes of $43 million or 23 percent and the impact of the Novomatrix acquisition of $24 million or 13 percent.  Higher sales volumes were experienced across all global markets, most significantly in the Asia Pacific region, due mainly to improved demand in the automotive markets as well as the industrial coatings and electronic sectors.  Sales volumes in architectural markets were effectively flat as declines in the United States and Europe were offset by increased volumes in Asia Pacific and other emerging markets.

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

The increase in 2010 segment profit in comparison to 2009 resulted primarily from increased net sales, the impact of the Novomatrix acquisition and lower net charges, which are described in detail in the Summary of Events Affecting Comparability section, partially offset by higher manufacturing and raw material costs, higher selling costs on products, including those associated with our Novomatrix acquisition, and higher incentive expense.

The decrease in 2009 segment profit in comparison to 2008 resulted primarily from decreased net sales as described above and lower fixed cost absorption, partially offset by effective implementation of cost containment initiatives, which resulted in lower selling, general and administrative expenses, lower raw material costs and lower net charges, which are described in detail in the Summary of Events Affecting Comparability section.

Technical Specialties

	Successor	Successor	Combined	$ Increase (Decrease)		% Increase (Decrease)
(dollars in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008
Net Sales	$860	$725	$931	$135	$(206)	19%	(22)%

Segment Profit	$316	$271	$195	$45	$76	17%	39%
Net Gains (Charges) included in Segment Profit	$(6)	$14	$(43)

The increase in net sales for 2010 as compared to 2009 resulted from higher sales volumes of $150 million or 21 percent, partially offset by unfavorable currency exchange rate fluctuations of $5 million or 1 percent and lower average selling prices of $10 million or 1 percent.  The higher sales volumes were experienced predominately by our THERMINOL® heat transfer fluid, SANTOFLEX® antidegradants and CRYSTEX® insoluable sulfur due to strengthening demand in the global automotive and industrial markets most significantly in Europe and the Asia Pacific region.  The unfavorable currency impact was driven most notably by the increased strength of the U.S. dollar versus the Euro in comparison to the same period in 2009.  Lower average selling prices were experienced primarily within our SANTOFLEX® antidegradants due to the supply/demand profile of that market.

The decrease in 2009 net sales as compared to 2008 resulted from lower sales volumes of $221 million or 24 percent and unfavorable currency exchange rate fluctuations of $8 million or 1 percent, partially offset by higher average selling prices of $23 million or 3 percent.  Sales volumes decreased in all products within Technical Specialties due to the global economic downturn but this decrease, on a rate of decline basis, was more pronounced within SANTOFLEX® antidegradants and other rubber chemicals products.  The decline in sales volumes for SANTOFLEX® antidegradants was significantly affected by increasing pressure from Far Eastern producers.  The unfavorable exchange rate fluctuations occurred primarily as a result of the strengthening U.S. dollar in relation to the Euro in comparison to the comparable period in 2008.  Higher average selling prices were experienced primarily within CRYSTEX® insoluble sulphur, THERMINOL® heat transfer fluids and SKYDROL® aviation hydraulic fluids.  The increase in selling prices is related to our global price increases initiated in the third quarter 2008.

The increase in segment profit for 2010 as compared to 2009 resulted primarily from higher net sales and improved utilization and fixed cost absorption, partially offset by higher charges as compared to the same period in 2009 described in the Summary of Events Affecting Comparability section, higher raw material costs, predominately related to our THERMINOL® heat transfer fluids, and higher incentive expense.

The increase in 2009 segment profit in comparison to 2008 resulted primarily from higher net gains, which are described in detail in the Summary of Events Affecting Comparability section, favorable exchange rate fluctuations, effective implementation of cost containment initiatives, which resulted in improved plant cost performance and lower selling, general and administrative expenses, and lower raw material costs, partially offset by lower net sales.  The favorable exchange rate fluctuation on segment profit is due to a higher percentage of our operating costs transacted in Euros than net sales in the same currency.

Unallocated and Other

	Successor	Successor	Combined	$ Increase (Decrease)		% Increase (Decrease)
(dollars in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008
Components of Unallocated and Other
Other Operations Segment Loss	$(4)	$(12)	$(2)
Corporate Expenses	(60)	(46)	(55)
Share-Based Compensation Expense	(20)	(17)	(11)
Other Unallocated (Expense) Gain, net	(3)	$(21)	$26
Unallocated and Other results	$(87)	$(96)	$(42)	$9	$(54)	9%	(129)%

Charges Included in Unallocated and Other Results
Other Operations Segment Loss	(5)	$(8)	$--
Corporate Expenses	(1)	(6)	(3)
Share-Based Compensation Expense	--	--	--
Other Unallocated (Expense) Gain, net	(3)	(11)	13
Gains (Charges) included in Unallocated and Other	$(9)	$(25)	$10	$16	$(35)	N.M.	N.M.

Net losses on Unallocated and Other results decreased $9 million for the year ended December 31, 2010 as compared to the same period in 2009 due to lower net charges described in the Summary of Events Affecting Comparability section, lower losses on our Other Operations segment, and lower Other Unallocated Expense, net partially offset by higher Corporate Expenses and Share-Based Compensation.  Lower losses from our Other Operations Segment, were driven by improved demand coupled with lower operational expenses prior to the sale. Lower Other Unallocated Expense, net is primarily due to $4 million in gains on foreign currency exposure recognized in 2010 compared to $4 million of losses for the same period in 2009. Higher Corporate Expenses were primarily due to the return of employee incentives that were temporarily suspended during 2009.

Net losses on Unallocated and Other results in 2009 increased as compared to 2008 primarily due to higher net charges described in the Summary of Events Affecting Comparability section, increased losses in our Other Operations segment, increased Share-Based Compensation and increased Other Unallocated Expense, net, partially offset by lower corporate expenses.  Other Operations segment loss increased as compared to 2008 due to the global economic downturn.  Share-based compensation expense increased due to management incentive and director stock compensation plans adopted upon our emergence from bankruptcy and an additional award granted early in the third quarter of 2009.  Other Unallocated (expense) gain, net increased primarily due to $4 million of losses on foreign currency exposure in 2009 compared to $12 million of gains for the same period in 2008 and higher charges for environmental remediation projects.  The higher charges for environmental remediation projects is due to a full year in 2009 of operations and maintenance costs on projects classified as liabilities subject to compromise prior to our emergence from bankruptcy in February 2008 in addition to increased legal spending on remediation projects in Anniston, Alabama as we sought recovery from other parties.  Corporate Expenses decreased primarily due to lower discretionary expenses resulting from the implementation of certain cost reduction programs throughout 2009.

Interest Expense

	Successor	Successor	Combined	$ Increase (Decrease)		% Increase (Decrease)
(dollars in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008
Interest expense	$139	$121	$161	$18	$(40)	15%	(25)%

Interest expense increased in 2010 versus 2009 due to higher average debt balances and increased expense related to our interest rate swap agreements.  For 2010, our average debt balance was $1.5 billion compared to $1.3 billion during 2009.  We realized $25 million of expense on our interest rate swap agreements in 2010 compared to expense of $0 in the same period in 2009.   The expense on our swap agreements in 2010 includes $17 million in fair value declines experienced in the first seven months of the year.  Offsetting this increase was a reduction in our average interest rate which dropped from 7.5 percent during 2009 to 6.6 percent during 2010 and lower amortization of debt issue costs of $12 million in 2010 versus 2009 as a result of the restructuring of our debt facility as further discussed in Note 9 to the accompanying consolidated financial statements.

For 2008, our average debt balance was $1.7 billion with an average interest rate of 8.7 percent compared to $1.3 billion with an average interest rate of 7.5 percent for 2009.  Further, we experienced lower amortization of debt issue costs of $5 million in 2008 compared to 2009.

Loss on Debt Extinguishment

	Successor	Successor	Combined	$ Increase (Decrease)		% Increase (Decrease)
(dollars in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008
Loss on debt extinguishment	$89	$38	$1	$51	$37	134%	N.M.

Loss on debt extinguishment for 2010 results from the early extinguishment of our 2014 Term Loan and 2013 Revolver where we incurred a $9 million prepayment penalty and an $80 million non-cash charge related to the write-off of deferred debt issuance costs related to the facilities.  Loss on debt extinguishment in 2009 includes (i) a charge of $30 million related to the $300 million pay down on the 2014 Term Loan to write-off unamortized debt issuance costs and (ii) a charge of $8 million to write-off unamortized debt issuance costs and debt discount related to the repayment of the German term loan.  Loss on debt extinguishment in 2008 included a charge of $1 million to write-off unamortized debt issuance costs related to the repayment of the Bridge.

Reorganization Items, net

	Successor	Successor	Combined	$ Increase (Decrease)		% Increase (Decrease)
(dollars in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008
Reorganization items, net	$--	$--	$1,433	$--	$(1,433)	--%	N.M.

Reorganization items, net are presented separately in the Consolidated Statement of Operations and represent items of income, expense, gain, or loss that are realized or incurred by us because we were in reorganization under Chapter 11 of the U.S. Bankruptcy Code.  We did not record any charges in reorganization items in 2010 or 2009 due to our emergence from Chapter 11 on February 28, 2008.

Reorganization items incurred in 2008 included a $1,589 million gain from fresh-start accounting adjustments, which excludes the gain allocated to discontinued operations of $212 million, partially offset by a $104 million charge on the settlement of liabilities subject to compromise and $52 million of professional fees for services provided by debtor and creditor professionals directly related to our reorganization proceedings.

Income Tax Expense

	Successor	Successor	Combined	$ Increase (Decrease)		% Increase (Decrease)
(dollars in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008
Income Tax Expense	$31	$17	$229	$14	$(212)	N.M.	N.M
Increase (Decrease) in Valuation Allowance included in Income Tax Expense	$19	$20	$(250)

Our income tax expense is affected by changes in the mix of income and losses in the tax jurisdictions in which we operate, unrecognized tax benefits and discrete items.  The increase in income tax expense in 2010 as compared to 2009 is primarily attributable to $40 million of higher income from ex-U.S. operations along with a higher effective tax rate on this income.  The effective tax rate on ex-U.S. operations in 2010 and 2009 was 17 percent and 13 percent, respectively, with the increase principally due to non-deductible costs of acquisitions and the closure of audits.  Also impacting our effective tax rate on ex-U.S. operations, our 2010 and 2009 income tax expense was benefited $10 million and $8 million, respectively, due to a net reduction in contingency reserves related to uncertain tax positions plus, with respect to 2010, a reduction in a valuation allowance on an ex-U.S. entity.  Our U.S. operations experienced pre-tax losses in both periods of 2010 and 2009 but no income tax benefit was recognized as a full valuation allowance has been provided against the U.S. deferred tax assets.

The decrease in income tax expense in 2009 compared to 2008 is primarily due to $202 million of income tax expense attributable to our emergence from bankruptcy and the effect of our adoption of fresh-start accounting.  The remaining decrease is related to lower income tax expense attributable to a favorable mix of operations in lower tax jurisdictions, a decrease in reserves for uncertain tax positions and the implementation of tax planning.  The effective tax rate on operations outside the U.S. in 2009 and 2008, after eliminating the effects of fresh start accounting was 12 percent and 38 percent, respectively.

As a result of the issuance of new common stock upon emergence from bankruptcy, we realized a change of ownership for purposes of Section 382 of the Internal Revenue Code.  We do not currently expect this change to significantly limit our ability to utilize our NOL in the carryforward period, which we estimate to be approximately $1.6 billion at December 31, 2010, of which approximately $0.7 billion is currently available.

Discontinued Operations

	Successor	Successor	Combined	$ Increase (Decrease)		% Increase (Decrease)
(dollars in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008
Integrated Nylon business	$17	$(170)	$(445)
Primary Accelerators business	(26)	(6)	--
Other	--	1	1
Income (Loss) from Discontinued Operations, net of tax	$(9)	$(175)	$(444)	$166	$269	95%	61	%.
Reorganization items included in income (loss) from discontinued operations	$--	$--	$212

     Income (loss) from discontinued operations consists of the results of our Integrated Nylon business, Primary Accelerators business and other previously divested businesses.  As described in Note 4 to the accompanying consolidated financial statements, we sold our Integrated Nylon business in June 2009 at a $76 million loss with operating results through the sale resulting in a loss of $94 million while we recognized a gain of $17 million during 2010 on settlement of contingent liabilities associated with the Alvin, Texas plant included in the sale of our Integrated Nylon business. Our loss related to Primary Accelerators increased as a result of an increase in charges related to the shutdown.

Summary of Events Affecting Comparability

Charges and gains recorded in 2010, 2009 and 2008 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):

2010 Events

Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated/Other	Consolidated
Impact on:
Cost of goods sold	--	1	--	1	2	(a)
	--	--	2	--	2	(b)
	--	--	7	--	7	(c)
	--	1	--	--	1	(d)
Selling, general and administrative expenses	1	--	1	2	4	(a)
	--	--	1	--	1	(c)
	--	--	--	7	7	(e)
Other operating expense (income), net	--	--	--	5	5	(f)
	--	--	(5)	--	(5)	(g)
	--	--	--	2	2	(h)
Operating Income Impact	(1)	(2)	(6)	(17)	(26)
Other income, net	--	--	--	8	8	(i)
Loss on debt extinguishment	--	--	--	(89)	(89)	(j)
Pre-tax Income Statement Impact	$(1)	$(2)	$(6)	$(98)	(107)
Income tax impact					(6)	(k)
After-tax Income Statement Impact					(101)

(a)	Severance, pension settlement and retraining costs related to the general corporate restructuring ($6 million pre-tax and $5 million after-tax).
(b)	Restructuring costs related to the closure of our Ruabon facility ($2 million pre-tax and after-tax).
(c)	Restructuring costs related to the closure of our Cologne facility ($8 million pre-tax and $6 million after-tax).
(d)	Inventory step-up related to the Novomatrix acquisition ($1 million pre-tax and after-tax).
(e)	Acquisition costs related to our agreement to purchase Vistasolar and Novomatrix ($7 million pre-tax and $6 million after-tax).
(f)	Loss on the sale of our European Plastic Products business ($5 million pre-tax and $3 million after-tax).
(g)	Gain on the sale of select assets of Perkalink ($5 million pre-tax and $4 million after-tax)
(h)	Loss on settlement of a contractual dispute ($2 million pre-tax and after-tax).
(i)	Gain on settlement of tax indemnification case ($8 million pre-tax and after-tax).
(j)	Charges related to the early extinguishment of our 2014 Term Loan and 2013 Revolver ($89 million pre-tax and $88 million after-tax).
(k)	Income tax impact has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

2009 Events

Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated/Other	Consolidated

Impact on:
Cost of goods sold	$(2)	$--	$(3)	$(1)	$(6)	(a)
	3	1	1	8	13	(b)
	5	--	--	--	5	(c)
	--	--	(2)	--	(2)	(d)
	--	4	--	--	4	(e)
	--	--	--	1	1	(f)
Selling, general and administrative expenses	(4)	--	(9)	(3)	(16)	(a)
	12	3	2	15	32	(b)
	--	--	1	--	1	(g)
Research and development expenses	(1)	--	--	--	(1)	(a)
	1	--	--	--	1	(b)
Other operating expense (income), net	--	--	(4)	--	(4)	(h)
	--	--	--	5	5	(i)
	--	(1)	--	--	(1)	(e)
Operating Income Impact	(14)	(7)	14	(25)	(32)
Loss on debt extinguishment	--	--	--	(30)	(30)	(j)
	--	--	--	(8)	(8)	(k)
Pre-tax Income Statement Impact	$(14)	$(7)	$14	$(63)	(70)
Income tax impact					(3)	(l)
After-tax Income Statement Impact					$(67)

(a)	Gain related to the reduction in the 2008 annual incentive plan ($23 million pre-tax and $20 million after-tax).
(b)	Severance, pension settlement and retraining costs related to the general corporate restructuring ($46 million pre-tax and $40 million after-tax).
(c)	Charges related to the closure of the SAFLEX® production line at our Trenton Facility ($5 million pre-tax and after-tax).
(d)	Net gains related to the closure of our Ruabon Facility ($2 million pre-tax and after-tax).
(e)	Net charges of $3 million related to consolidation of certain European manufacturing and distribution sites ($3 million pre-tax and after-tax).
(f)	Impairment of intangible assets related to the sale of our North American Plastic Products business ($1 million pre-tax and after-tax).
(g)	Impairment of intangible assets related to the sale of our Thiurams business (“Thiurams Sale”) ($1 million pre-tax and after-tax).
(h)	Gain on the Thiurams Sale ($4 million pre-tax and $3 million after-tax).
(i)	Loss on the sale of our North American Plastic Products business ($5 million pre-tax and after-tax).
(j)	Charges related to a prepayment of our 2014 Term Loan ($30 million pre-tax and after-tax).
(k)	Charges related to the early extinguishment of the German term loan ($8 million pre-tax and after-tax).
(l)	Income tax expense has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

2008 Events
Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated/Other	Consolidated

Impact on:
Cost of goods sold	$36	$10	$20	$1	$67	(a)
	--	--	25	--	25	(b)
	10	--	--	--	10	(c)
	--	--	(5)	--	(5)	(d)
	--	--	--	(3)	(3)	(e)
	--	--	3	--	3	(f)
	1	--	--	2	3	(g)
Selling, general and administrative expenses	--	--	--	3	3	(g)
	--	3	--	--	3	(h)
Other operating expense (income), net	--	--	--	(6)	(6)	(i)
Operating Income Impact	(47)	(13)	(43)	3	(100)

Loss on debt extinguishment	--	--	--	(1)	(1)	(j)
Other income, net	--	--	--	7	7	(k)
Reorganization Items, net	--	--	--	1,433	1,433	(l)
Pre-tax Income Statement Impact	$(47)	$(13)	$(43)	$1,442	1,339
Income tax impact					185	(m)
After-tax Income Statement Impact					$1,154
(a)	Charges resulting from the step-up in basis of our inventory in accordance with fresh-start accounting ($67 million pre-tax and $52 million after-tax).
(b)	Charges related to the closure of the our Ruabon Facility ($25 million pre-tax and after-tax).
(c)	Impairment and charges related to the closure of the SAFLEX® production line at our Trenton Facility ($10 million pre-tax and after-tax).
(d)	Gain related to the termination of a natural gas purchase contract related to the closure of our Ruabon Facility ($5 million pre-tax and after-tax).
(e)	Gain resulting from settlements of legacy insurance policies with insolvent insurance carriers ($3 million pre-tax and after-tax).
(f)	Impairment of fixed assets in other rubber chemicals business ($3 million pre-tax and $2 million after-tax).
(g)	Restructuring costs related principally to severance and retraining costs ($6 million pre-tax and after-tax).
(h)	Write-down of indefinite-lived intangible assets ($3 million pre-tax and $2 million after-tax).
(i)	Gain resulting from surplus land sales ($6 million pre-tax and after-tax).
(j)	Charges related to the early extinguishment of our bridge financing ($1 million pre-tax and after-tax).
(k)	Gain resulting from the settlement of emergence related incentive and professional fees accruals ($7 million pre-tax and after-tax).
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

Emissions of greenhouse gases due to human activities and their potential impact on climate change currently are subjects of global debate.  We monitor existing and proposed legislative developments to control greenhouse gas emissions which may affect the cost and supply of energy derived from coal and other fossil fuels for our operations.  Concurrently, we voluntarily work to reduce our own greenhouse gas emissions through various energy reduction projects such as the use of wind turbines which supply the electrical needs of our Newport, Wales (U.K.) plant.

We make substantial expenditures for environmental remediation activities.  In almost all cases, our liability arising from historical contamination is a result of operations and other events that occurred at our facilities or as a result of their operation prior to the Solutia Spinoff.  For example, we have agreed to share responsibility with Monsanto for the environmental remediation at certain locations outside our plant boundaries in Anniston, Alabama, and Sauget, Illinois, which were incurred prior to the Solutia Spinoff (the “Shared Sites”).  Under this cost sharing arrangement, we are responsible for the funding of environmental liabilities at the Shared Sites from the Effective Date up to a total of $325 million after the exhaustion of funds from the special purpose entity dedicated to the Shared Sites.  Thereafter, if needed, we and Monsanto will share responsibility equally.  From the Effective Date through December 31, 2010, we have made cash payments of $24 million toward remediation of Shared Sites after exhaustion of the of special purpose entity funds and have accrued an additional $166 million to be paid over the life of the Shared Sites remediation activity.

At December 31, 2010, our Consolidated Statement of Financial Position included an accrual of $273 million compared to $291 million at December 31, 2009 for all environmental remediation activities that we believe to be probable and estimable.  Total cash expenditures for environmental remediation activities related to recorded environmental liabilities were $26 million, $29 million and $23 million in 2010, 2009 and 2008, respectively.  Of these amounts, in 2009 and 2008, $28 million and $18 million, respectively, were reimbursed to us by a special purpose entity established upon our emergence from bankruptcy, which was fully exhausted in the fourth quarter 2009.  Charges taken for environmental remediation activities in 2010, 2009 and 2008 were $8 million, $10 million and $264 million (of which $257 million related to a charge resulting from our emergence from bankruptcy and the adoption of fresh-start accounting), respectively.  In 2011, we anticipate our cash expenditures and charges for environmental remediation activities to be similar to the gross cash expenditures and amounts expensed in 2010.

Long-lived Assets

As discussed in Summary of Significant Events and Note 4 to the accompanying consolidated financial statements, we have executed numerous actions, including certain strategic divestitures and plant shut-downs, in order to eliminate noncore products that lack a sustainable competitive advantage.  The region most significantly impacted by these actions is Europe.  Accordingly, to right-size our support structure, we anticipate a relocation of our European headquarters from a building which we own to a multi-tenant building in which we lease office space sometime in the first half of 2011.  While the relocation is expected to result in a reduction in our annual cash costs and expense profile, it is reasonably possible we may incur a non-cash impairment charge of approximately $10 million in the first half of 2011 if we cannot find alternative uses for the building that support the carrying value or this asset is reclassified as held-for sale.  Resolution of this uncertainty is expected after an evaluation of market conditions and alternative uses for this building have been completed.

Derivative Financial Instruments

Our business operations give rise to market risk exposures that result from changes in foreign currency exchange rates, interest rates and certain commodity prices.  To manage the volatility relating to these exposures, we periodically enter into various derivative transactions that enable us to alleviate the adverse effects of financial market risk.  Our approved policies and procedures do not permit the purchase or holding of any derivative financial instruments for trading purposes.  We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations.  Note 3 and Note 10 to the accompanying consolidated financial statements include further discussion of our accounting policies for derivative financial instruments.

Foreign Currency Exchange Rate Risk

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates.  We use foreign currency derivative instruments to manage the volatility associated with foreign currency purchases of materials and other assets and liabilities created in the normal course of business.  The risks are hedged primarily through the use of forward exchange contracts and purchase options with maturities of less than 18 months.  We also enter into certain foreign currency derivative instruments primarily to protect against exposure related to intercompany financing transactions.  Our policy prescribes the range of allowable hedging activity and what hedging instruments we are permitted to use.  Because the counterparties to these contracts are major international financing institutions, credit risk arising from these contracts is not significant, and we do not anticipate any counterparty losses.  Currency restrictions are not expected to have a significant effect on our cash flows, liquidity or capital resources.  Major currencies affecting our business are the U.S. dollar, British pound sterling, Euro, Brazilian real, Malaysian ringgit, Singapore dollar, Chinese yuan and the Japanese yen.

At December 31, 2010, we have currency forward contracts to purchase and sell $104 million of currencies, principally the Euro, U.S. dollar and Malaysian ringgit, with average remaining maturities of three months. Based on our overall currency rate exposure at December 31, 2010, including derivatives and other foreign currency sensitive instruments, a 10 percent adverse change in quoted foreign currency rates of these instruments would result in a change in fair value of these instruments of $8 million.

Interest Rate Risk

Interest rate risk is primarily related to changes in interest expense from floating rate debt.  During 2010, the risk on existing floating rate debt consisted primarily of our 2017 Term Loan, which bears interest at LIBOR plus 3.00 percent with a 1.50 percent LIBOR floor and our 2015 Revolver, which bears interest, at our option, at LIBOR plus 3.25 percent or the prime rate plus 2.25 percent.  To limit our exposure to changes in interest expense from floating rate debt on our 2017 Term Loan, we entered into interest rate swap agreements with a total notional amount of $600 million that are operational beginning in July 2010 and decline to $200 million through December 2015.  Due to the historically low LIBOR rates during the year, our LIBOR floor of 1.50 percent was in excess of any 1 percent increase in LIBOR rates.  An analysis of the impact of a hypothetical increase in interest rates in relation to our 2015 Revolver has not been performed since there were no borrowings outstanding on the 2015 Revolver throughout 2010.

As more fully discussed in Note 9 to the accompanying consolidated financial statements, we fully extinguished our 2014 Term Loan and 2013 Revolver in the first quarter 2010.  Prior to their extinguishment, these credit facilities required interest payable using variable rate mechanisms which we partially hedged using interest rate swap agreements with an initial total notional amount of $800 million (“2008 Swaps”).  Although the 2014 Term Loan and 2013 Revolver were both fully extinguished in 2010, the 2008 Swaps remain outstanding.  To neutralize the potential impact to earnings from the 2008 Swaps on interest rate changes, we entered into offsetting interest rate swap agreements that are operational beginning August 2010 with total notional amounts, operational dates and other terms that effectively mirror the 2008 Swaps.

Commodity Price Risk

Certain raw materials and energy resources used by us are subject to price volatility caused by weather, crude oil prices, supply conditions, political and economic variables and other unpredictable factors.  We periodically use forward and option contracts to manage a portion of the volatility related to anticipated energy purchases, primarily natural gas used as part of domestic operations.  Forward and option contracts were used by us during 2009 prior to the sale of our Integrated Nylon business; however, we did not have any commodity forward contracts at December 31, 2009 or 2010 requiring fair value treatment due to our decreased exposure to natural gas upon the divestiture of our Integrated Nylon business.

Financial Condition and Liquidity

As of December 31, 2010, our total liquidity was $466 million which was comprised of $275 million in availability under our revolving credit facility and $191 million in cash and cash equivalents.

In 2010, we extinguished our existing senior term loan facility and our existing revolving credit facility, the latter of which was limited to the amount of the borrowing base and calculated as a percentage of allowable inventory and trade receivables, replacing them with our Credit Facility consisting of a $850 million term loan (“2017 Term Loan”) and a new $300 million revolving credit facility that does not depend upon a working capital borrowing base (“2015 Revolver”).  The impact of this refinancing was an increase in revolver availability of approximately $130 million.  Also in 2010, we completed the sale of the 2020 Notes, resulting in an increase to liquidity of $292 million.  Proceeds from this offering, along with cash on hand, were used to fund our acquisitions of Vistasolar and Novomatrix for $297 million and $73 million, respectively, which were completed in the second quarter 2010.  As of December 31, 2010, we had no draws against our 2015 Revolver, but availability was reduced by letters of credit of $25 million.

Our Credit Facility allows for a reduction in the interest rate when our Net Leverage Ratio, as defined by our agreement, falls below 2.50.   In the fourth quarter 2010, our Net Leverage Ratio fell below this benchmark resulting in a reduction of 25 basis points on prospective interest rates during the fourth quarter 2010 for both the 2017 Term Loan and the 2015 Revolver.  Calculation of this ratio and resulting changes in the interest rate are performed on a quarterly basis.

For 2011, our anticipated use of cash includes fulfillment of our interest, postretirement, environmental, divestiture and restructuring, as more fully described in Notes 4 and 5 to the accompanying consolidated financial statements, and tax obligations, in addition to certain capital expenditures for innovative initiatives, capacity expansion and productivity enhancement and for maintenance and safety requirements.  Further, to the extent it is necessary to fund growth initiatives and certain seasonal demands of our operations, an additional use of cash may be needed for working capital.  New sources of liquidity, if necessary, may include additional lines of credit, financing other assets, customer receivables and/or asset sales, all of which are allowable, with certain limitations, under our existing credit agreements. Our current liquidity resources, which when coupled with future cash flows from operations are adequate to meet our projected cash requirements.

Cash Flows - Continuing Operations

Our cash flows from continuing operations attributable to operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the following table:

	Successor	Successor	Combined	Increase (Decrease)
Cash Flow Summary – Continuing Operations (dollars in millions)	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008	2010 vs. 2009	2009 vs. 2008

Cash provided by operating activities before reorganization items	$296	$194	$135	$102	$59
Cash used in reorganization activities	--	--	(380)	--	380
Cash provided by (used in) operating activities	296	194	(245)	102	439
Cash used in investing activities	(429)	(28)	(48)	(401)	20
Cash provided by (used in) financing activities	127	(19)	353	146	(372)
Effect of exchange rate changes on cash	(24)	--	--	(24)	--
Net change in cash for period attributable to continuing operations	$(30)	$147	$60	$(177)	$87

Operating activities:  Cash provided by operating activities in 2010 increased as compared to 2009 due to higher operating income, lower payments on our postretirement obligations and on our restructuring obligations, as partially offset by higher payments on our ex-US income taxes, interest, our annual incentive plan and on environmental remediation.  Working capital requirements continued to decline in 2010 on significantly higher sales but the positive impact to cash provided by operating activities was less than in the prior year period as working capital requirements for 2009 were aggressively reduced in response to the decline in demand across the global construction, automotive and industrial sectors experienced throughout the global economy along with an uncertainty on the timing of a recovery.  Lower payments on our postretirement obligations are due to $15 million in lower domestic pension contributions made in 2010, lower payments on our retiree healthcare and other benefits due to a lower number of participants along with a lower per incident cost, as partially offset by higher pension contributions to our foreign pension plans of $7 million.  Cash payments for income taxes increased $15 million in 2010 as compared to 2009 due to higher ex-U.S. earnings in 2010 coupled with the receipt of a tax refund of $8 million in 2009 related to prior year operations in Germany.  Payments on interest increased in 2010 due to higher average balances outstanding throughout the year as partially offset by a lower average interest rate.  Finally, and with respect to our environmental remediation cash payments, we received $28 million in 2009 from a restricted cash fund that was established upon our emergence from bankruptcy, as reimbursement on $29 million in cash payments on our environmental remediation liabilities.  With the exhaustion of this fund in 2009 and, therefore no reimbursement, we used $26 million of cash on hand to satisfy these requirements throughout 2010.

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

Investing activities:  Cash used in investing activities increased in 2010 compared to the same period in 2009 due to the acquisitions of Novomatrix and Vistasolar for $73 million and $297 million, respectively and higher capital expenditures.  In 2009, the majority of growth related capital projects were suspended in reaction to the global economic slowdown.  With the emergence of a more stable economic environment in 2010, we invested in certain growth capital projects, most significantly the completion of our architectural acoustic project in Belgium and the initiation of PVB and EVA capacity expansions in China.  Capital investment is expected to increase in 2011, as evidenced by our recent announcement to double capacity for our insoluble sulfur production in Malaysia, in order to capitalize on identified growth opportunities.

Cash used in investing activities decreased in 2009 as compared to 2008 due to lower capital expenditures of $53 million as partially offset by lower proceeds from the sale of certain assets.   In 2009, the majority of growth related capital projects were suspended in reaction to the global economic slowdown.  In 2008, we received proceeds of $43 million from the sale of our corporate headquarters building compared to the receipt in 2009 of $4 million from the Thiurams Sale and $2 million from the Plastic Products Sale.

Financing activities:  Cash provided by financing activities was $127 million in 2010, which reflects the issuance of the 2020 Notes, the successful refinancing of our 2014 Term Loan and 2013 Revolver and the subsequent repayment of all short-term debt obligations in addition to the voluntary prepayment of $76 million on our term debt.  During the first quarter 2010, we issued the 2020 Notes and extinguished our existing 2014 Term Loan and 2013 Revolver, replacing them with our 2017 Term Loan and 2015 Revolver.  After a principal reduction in our existing term debt of $30 million and after deducting $36 million in debt issuance costs and a prepayment penalty, net proceeds of $232 million were used to partially fund our acquisition of Novomatrix and Vistasolar.  Refinancing our existing term loan and revolver resulted in an extension of our debt maturities, greater strategic and operational flexibility and a reduction in our effective interest rate.   In addition to these activities, we used excess cash provided by operations to fully repay $16 million of short-term borrowings and $82 million of principal payments on our 2017 Term Loan, including $76 million of our voluntary prepayments.  During 2009, we used $119 million in cash provided by the sale of common stock, along with proceeds received on the sale of our Integrated Nylon business and cash provided by operations, to fully repay our 2013 Revolver along with $12 million on our 2014 Term Loan.

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

Working Capital – Continuing Operations

Working capital used for continuing operations is summarized as follows:

Working Capital – Continuing Operations (dollars in millions)	December 31, 2010	December 31, 2009	Increase (Decrease)

Cash and cash equivalents	$191	$243
Trade receivables, net	228	260
Inventories	275	247
Other current assets	102	117
Total current assets	$796	$867

Accounts payable	$173	$161
Accrued liabilities	235	202
Short-term debt, including current portion of long-term debt	--	28
Total current liabilities	$408	$391

Working Capital	$388	$476	$(88)

Our working capital used for continuing operations decreased in 2010 primarily due to a net decrease in cash and cash equivalents, a decrease in trade receivables and an increase in our accrued liabilities as partially offset by higher inventory balances.  In the first and second quarters of 2010, our cash and cash equivalents decreased partially due to a devaluation of cash held by our ex-U.S. subsidiaries, whose balances were unusually high to partially hedge foreign currency movements on the Vistasolar and Novomatrix acquisitions denominated in local currencies, along with the utilization of excess cash necessary to fund the closing of these acquisitions.  Further, in 2010, we used excess cash from operations to prepay our 2010 full year U.S. pension contributions, including a $14 million voluntary contribution, and fully repaid all short-term debt in addition to prepaying the future quarterly debt amortizing payments on our 2017 Term Debt.  Lower trade receivables on significantly higher sales reflect the continued focus by management to minimize working capital requirements.  Higher accrued liabilities are predominantly associated with annual incentive plans typically paid in the first quarter of each year, but were cancelled in 2009, and higher accrued losses on foreign currency and interest rate hedge agreements.  Higher inventory balances are predominantly due to the acquisition of Vistasolar and Novomatrix along with higher required volumes of our Therminol® products necessary to meet demand requirements for the first quarter 2011.

Beginning subsequent to our emergence from bankruptcy, from time to time we sell trade receivables without recourse to third parties.  These trade receivables are removed from our Consolidated Statement of Financial Position and reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows at the time of sale to the third party.  Uncollected trade receivables sold under these arrangements and removed from the Consolidated Statement of Financial Position were $9 million and $8 million at December 31, 2010 and 2009, respectively.  The average monthly amounts of trade receivables sold were $9 million for the twelve months ended December 31, 2010.

Cash Flows - Discontinued Operations

	Successor	Successor	Combined	Increase (Decrease)
Cash Flow Summary – Discontinued Operations (dollars in millions)	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008	2010 vs. 2009	2009 vs. 2008

Cash provided by (used in) operating activities	$(22)	$57	$(148)	$(79)	$205
Cash provided by (used in) investing activities	--	7	(53)	(7)	60
Net change in cash for period attributable to discontinued operations	$(22)	$64	$(201)	$(86)	$265

Cash used in operating activities on discontinued operations for 2010 is comprised of $5 million used to operate Primary Accelerators, including $7 million in restructuring payments, and $17 million of settlement payments related to contingent liabilities associated with the sale of our Integrated Nylon business.  For the same period in 2009, cash provided by Primary Accelerators was $5 million and cash provided by Integrated Nylon was $52 million.  Throughout 2009 and up to the date of sale of our Integrated Nylon business on June 1, 2009, we aggressively worked to monetize the required working capital balances which accounts for the significant provision of cash.  Cash used in investing activities in 2010 is comprised of settlement payments to the buyer of Integrated Nylon, as more fully discussed in Note 4 to the accompanying consolidated financial statements, as offset by proceeds from the sale of certain assets formerly used to operate Primary Accelerators.  Cash provided by investing activities in 2009 is predominantly comprised of funds received on the sale of our Integrated Nylon business as partially offset by minimum required capital expenditures.   We expect to make cash payments of approximately $15 million in 2011 for dismantling and termination payments associated with our Primary Accelerators shutdown.  We do not expect to make any additional cash payments in association with our Integrated Nylon divestiture.

Cash used in operating activities for discontinued operations were $148 million in 2008 due to losses incurred from our Integrated Nylon business and restructuring payments associated with the idling of certain manufacturing lines as partially offset by a decrease in working capital balances.  Cash provided by investing activities in 2008 are comprised of capital expenditures of $51 million and $2 million on Integrated Nylon and Primary Accelerators, respectively.

Debt Covenants

Our Credit Facility includes a number of customary covenants and events of default, including the maintenance of certain financial covenants that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends, repurchase stock, sell certain assets or merge with or into other companies; and enter into new lines of business.  The financial covenants for all measurement periods for the year ended December 31, 2010 are a Leverage Ratio and a Fixed Charge Ratio.  Below is a summary of our actual performance under these financial covenants as of December 31, 2010 along with a summary of the contractually agreed to financial covenants for each of the measurement periods in 2011.

	December 31, 2010		March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	Actual	Covenant	Covenant	Covenant	Covenant	Covenant

Max Leverage Ratio	2.79	4.50	4.25	4.25	4.00	4.00
Min Fixed Charge Ratio	2.99	1.35	1.55	1.55	1.55	1.55

We were in compliance with all applicable covenants as of December 31, 2010.  See Note 9 to the accompanying consolidated financial statements for additional information on our debt covenants.

Capital Expenditures

Capital expenditures are projected to be in the range of $120 million to $130 million during 2011 of which $85 million to $95 million of the projected range is attributable to new products and expansion and productivity projects while the remainder is attributable to maintenance and right–to-operate projects.

Pension Contributions

We sponsor several defined benefit pension plans whereby we made cash contributions of $68 million, $76 million and $54 million to the plans during 2010, 2009 and 2008, respectively.  We expect to contribute approximately $50 million in cash to these pension plans during 2011 but actual contributions to the plans may differ as a result of a variety of factors, including changes in laws that impact funding.  Our ultimate cash flow impact required to satisfy these outstanding liabilities will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, market conditions and if we choose to satisfy these requirements in the form of stock contributions.

Off-Balance Sheet Arrangements

See Note 16 to the accompanying consolidated financial statements for a summary of off-balance sheet arrangements as of December 31, 2010.

Contingencies

See Note 16 to the accompanying consolidated financial statements for a summary of our contingencies as of December 31, 2010.

Commitments

Our current subsidiaries CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Overseas,  Inc. and future subsidiaries as defined by the Credit Facility, subject to certain exceptions are guarantors of our obligations under the 2017 Term Loan and 2015 Revolver (“Credit Facility Guarantors”).   Our current subsidiaries CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Overseas,  Inc., S E Investment LLC and future subsidiaries as defined by the 2017 Notes and 2020 Notes (collectively “the Notes”), subject to certain exceptions are guarantors of our obligations under the Notes.  Solutia Business Enterprises Inc. and Solutia Inter-America, previous guarantors of the Notes, were merged into Solutia Inc. during 2010.  The Credit Facility and the related guarantees are secured by liens on substantially all of our and the Credit Facility Guarantors’ present and future assets.

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2010.

	Obligations Due by Period (Dollars in Millions)
Contractual Obligations	Total	2011	2012	2013	2014- 2015	2016 and thereafter
Long-Term Debt, including current portion	$1,468	$--	$--	$--	$--	$1,468
Interest Payments Related to Long-Term Debt	653	91	91	91	182	198
Operating Leases	50	11	9	8	13	9
Unconditional Purchase Obligations (a)	183	113	49	17	3	1
Standby Letters of Credit (b)	29	28	1	--	--	--
Postretirement Obligations(c)	311	68	84	74	76	9
Environmental Remediation	273	29	35	25	53	131
Discontinued Operations Obligations	40	15	6	4	8	7
Uncertain Tax Positions(d)	--	--	--	--	--	--
Total Contractual Obligations	$3,007	$355	$275	$219	$335	$1,823

(a)	Unconditional purchase obligations primarily represent minimum non-cancelable future commitments to purchase raw materials and energy.
(b)	Standby letters of credit contractually expiring in 2011 are generally anticipated to be renewed or extended by extensions with existing standby letters of credit providers.
(c)
Represents estimated future minimum funding requirements for funded pension plans and other postretirement plans and estimated future benefit payments for unfunded pension and other postretirement plans.

(d)	We have $31 million recorded in other liabilities on the Consolidated Statement of Financial Position for which it is not reasonably possible to predict when it may be paid.

Recently Issued Accounting Standards

See Note 3 to the accompanying consolidated financial statements for a summary of recently issued accounting standards.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing under “Derivative Financial Instruments” on pages 39 and 40 is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL SECTION - TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Solutia Inc.:

We have audited the accompanying consolidated statement of financial position of Solutia Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity (deficit), comprehensive income (loss) and cash flows for the twelve months ended December 31, 2010, the twelve months ended December 31, 2009, the ten months ended December 31, 2008 (Successor Company), and for the two months ended February 29, 2008 (Predecessor Company). Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Novomatrix Pte. Ltd (Novomatrix) and Etimex Solar GmbH (Vistasolar), which were acquired on April 30, 2010 and June 1, 2010, respectively, and whose financial statements constitute 3 percent and 11 percent, respectively, of total assets and 1 percent and 3 percent, respectively, of net sales as of and for the year ended December 31, 2010.  Accordingly, our audit did not include the internal control over financial reporting at Novomatrix or Vistasolar. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, Successor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solutia Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the twelve months ended December 31, 2010 and 2009, and the ten months ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Further in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the two months ended February 29, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 4 to the consolidated financial statements, the Company sold its integrated nylon business on June 1, 2009 and exited its primary accelerators business in the third quarter of 2010.  The assets, liabilities, results of operations, and cash flows of the integrated nylon and primary accelerators businesses are presented as discontinued operations in the consolidated financial statements.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 24, 2011

SOLUTIA INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share amounts)

	Successor			Predecessor
	Twelve Months Ended December 31,		Ten Months Ended December 31,	Two Months Ended February 29,
	2010	2009	2008	2008
Net Sales	$1,950	$1,618	$1,705	$321
Cost of goods sold	1,342	1,141	1,341	229
Gross Profit	608	477	364	92
Selling, general and administrative expenses	261	225	237	41
Research and development expenses	18	14	16	3
Other operating expense (income), net	(2)	(4)	(7)	--
Operating Income	331	242	118	48
Interest expense (a)	(139)	(121)	(140)	(21)
Other income, net	19	--	24	3
Loss on debt extinguishment	(89)	(38)	(1)	--
Reorganization items, net	--	--	--	1,433
Income from Continuing Operations Before Income Tax Expense	122	83	1	1,463
Income tax expense	31	17	15	214
Income (Loss) from Continuing Operations	91	66	(14)	1,249
Income (Loss) from Discontinued Operations, net of tax	(9)	(175)	(649)	205
Net Income (Loss)	82	(109)	(663)	1,454
Net Income attributable to noncontrolling interest	4	4	5	--
Net Income (Loss) attributable to Solutia	$78	$(113)	$(668)	$1,454

Basic and Diluted Income (Loss) per Share attributable to Solutia:
Income (Loss) from Continuing Operations	$0.73	$0.58	$(0.25)	$11.95
Income (Loss) from Discontinued Operations	(0.08)	(1.64)	(8.69)	1.96
Net Income (Loss) attributable to Solutia	$0.65	$(1.06)	$(8.94)	$13.91

(a)	Predecessor excludes unrecorded contractual interest expense of $5 in the two months ended February 29, 2008.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	Successor			Predecessor
	Twelve Months Ended December 31,	Twelve Months Ended December 31,	Ten Months Ended December 31	Two Months Ended February 29,
	2010	2009	2008	2008
Net Income (Loss)	$82	$(109)	$(663)	$1,454
Other Comprehensive Income (Loss):
Accumulated currency adjustments	(10)	42	(97)	32
Net unrealized gain (loss) on derivative instruments	3	4	(26)	--
Realized loss on derivative instruments	7	1	--	--
Pension settlement charge	2	31	--	--
Amortization of prior service gain	--	--	--	(3)
Amortization of net actuarial (gain) loss	2	(4)	--	2
Actuarial (loss) gain arising during the period	39	(25)	(162)	(64)
Prior service gain arising during the period	--	--	--	109
Fresh-start accounting adjustment	--	--	--	(30)
Comprehensive Income (Loss)	125	(60)	(948)	1,500
Comprehensive Income attributable to noncontrolling interest	4	4	6	--
Comprehensive Income (Loss) attributable to Solutia	$121	$(64)	$(954)	$1,500

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in millions, except per share amounts)

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$191	$243
Trade receivables, net of allowances of $4 in 2010 and $2 in 2009	228	260
Miscellaneous receivables	75	80
Inventories	275	247
Prepaid expenses and other assets	27	37
Current assets of discontinued operations	5	30
Total Current Assets	801	897
Property, Plant and Equipment	911	919
Goodwill	740	511
Net Identified Intangible Assets	938	803
Other Assets	147	136
Total Assets	$3,537	$3,266

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$173	$161
Accrued liabilities	235	202
Short-term debt, including current portion of long-term debt	--	28
Current liabilities of discontinued operations	15	62
Total Current Liabilities	423	453
Long-Term Debt	1,463	1,264
Postretirement Liabilities	308	411
Environmental Remediation Liabilities	244	260
Deferred Tax Liabilities	238	179
Non-current Liabilities of Discontinued Operations	25	--
Other Liabilities	97	99

Commitments and Contingencies (Note 16)

Equity:
Common stock at $0.01 par value (500,000,000 shares authorized, 122,655,811 and 121,869,293 shares issued in 2010 and 2009, respectively)	1	1
Additional contributed capital	1,634	1,612
Treasury shares, at cost (772,686 and 430,203 in 2010 and 2009, respectively)	(6)	(2)
Accumulated other comprehensive loss	(194)	(237)
Accumulated deficit	(703)	(781)
Total Shareholders’ Equity attributable to Solutia	732	593
Equity attributable to noncontrolling interest	7	7
Total Equity	739	600
Total Liabilities and Equity	$3,537	$3,266

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
	Successor			Predecessor
	Twelve Months Ended December 31,	Twelve Months Ended December 31,	Ten Months Ended December 31,	Two Months Ended February 29,
	2010	2009	2008	2008
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS OPERATING ACTIVITIES:
Net income (loss)	$82	$(109)	$(663)	$1,454
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
(Income) Loss from discontinued operations, net of tax	9	175	649	(205)
Depreciation and amortization	117	107	89	11
Revaluation of assets and liabilities, net of tax	--	--	--	(1,383)
Discharge of claims and liabilities, net of tax	--	--	--	100
Pension contributions in excess of expense	(57)	(69)	(39)	(16)
Other postretirement benefit contributions in excess of expense	(18)	(18)	(16)	(9)
Other reorganization items, net	--	--	--	52
Deferred income taxes	(7)	1	(21)	5
Amortization of debt issuance costs and discount	8	20	15	--
Other Charges:
Non-cash loss on deferred debt issuance cost and debt discount write-off	80	38	1	--
Other charges (gains), including restructuring expenses	27	32	95	(2)
Share-based compensation expense	20	17	11	--
Changes in assets and liabilities, net of acquisitions and divestitures:
Income taxes payable	(1)	(4)	(5)	5
Trade receivables	42	(45)	86	(21)
Inventories	(22)	74	(9)	(33)
Accounts payable	(4)	12	(31)	31
Restricted cash for environmental remediation and other legacy payments	--	28	18	--
Environmental remediation liabilities	(18)	(18)	(23)	(1)
Other assets and liabilities	38	(47)	(8)	(2)
Cash Provided by (Used in) Continuing Operations before Reorganization Activities	296	194	149	(14)
Reorganization Activities:
Establishment of VEBA retiree trust	--	--	--	(175)
Establishment of restricted cash for environmental remediation and other legacy payments	--	--	--	(46)
Payment for allowed secured and administrative claims	--	--	--	(79)
Professional service fees	--	--	(31)	(31)
Other reorganization and emergence-related payments	--	--	(1)	(17)
Cash Used in Reorganization Activities	--	--	(32)	(348)
Cash Provided by (Used in) Operations—Continuing Operations	296	194	117	(362)
Cash Provided by (Used in) Operations—Discontinued Operations	(22)	57	(98)	(50)
Cash Provided by (Used in) Operations	274	251	19	(412)

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(66)	(44)	(82)	(15)
Acquisition payments	(371)	(2)	(4)	--
Restricted cash	--	9	--	--
Property disposals	8	9	53	--
Cash Used in Investing Activities—Continuing Operations	(429)	(28)	(33)	(15)
Cash Provided by (Used in) Investing Activities—Discontinued Operations	--	7	(39)	(14)
Cash Used in Investing Activities	(429)	(21)	(72)	(29)

FINANCING ACTIVITIES:
Net change in lines of credit	--	(14)	25	--
Proceeds from long-term debt obligations	1,144	470	--	1,600
Net change in long-term revolving credit facilities	--	(181)	(5)	190
Proceeds from stock issuances	--	119	422	250
Proceeds from short-term debt obligations	--	22	--	--
Payment of short-term debt obligations	(16)	(17)	--	(966)
Payment of long-term debt obligations	(958)	(386)	(437)	(366)
Payment of debt obligations subject to compromise	--	--	--	(221)
Debt issuance costs	(27)	(25)	(1)	(136)
Purchase of treasury shares	(4)	(2)	--	--
Other, net	(12)	(5)	(2)	--
Cash Provided by (Used in) Financing Activities	127	(19)	2	351

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(24)	--	--	--

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(52)	211	(51)	(90)

CASH AND CASH EQUIVALENTS:
Beginning of period	243	32	83	173
End of period	$191	$243	$32	$83

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(Dollars in millions)

	Shareholders’ Equity attributable to Solutia
	Common Stock	Additional Contributed Capital	Net Deficiency of Assets at Spinoff	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Equity Attributable to Noncontrolling Interest	Total Equity (Deficit)
Predecessor, January 1, 2008	$1	$56	$(113)	$(251)	$(46)	$(1,242)	$6	$(1,589)
Comprehensive income:
Net income	--	--	--	--	--	1,454	--	1,454
Accumulated currency adjustments	--	--	--	--	32	--	--	32
Actuarial loss arising during the period	--	--	--	--	(64)	--	--	(64)
Amortization of actuarial loss	--	--	--	--	2	--	--	2
Prior service gain arising during the period	--	--	--	--	109	--	--	109
Amortization of prior service gain	--	--	--	--	(3)	--	--	(3)
Fresh-start accounting adjustment	--	--	--	--	(30)	--	--	(30)
Fresh-start elimination	--	(56)	113	251	--	(212)	--	96
Cancellation of old common stock	(1)	--	--	--	--	--	--	(1)
Predecessor, February 29, 2008	--	--	--	--	--	--	6	6
Issuance of new common stock	1	1,036	--	--	--	--	--	1,037
Successor, February 29, 2008	1	1,036	--	--	--	--	6	1,043
Comprehensive income:
Net income (loss)	--	--	--	--	--	(668)	5	(663)
Accumulated currency adjustments	--	--	--	--	(98)	--	1	(97)
Actuarial loss arising during the period, net of tax of $4	--	--	--	--	(162)	--	--	(162)
Net unrealized loss on derivative instruments	--	--	--	--	(26)	--	--	(26)
Dividends attributable to noncontrolling interest	--	--	--	--	--	--	(5)	(5)
Investment attributable to noncontrolling interest	--	--	--	--	--	--	1	1
Issuance of common stock	--	425	--	--	--	--	--	425
Share-based compensation expense	--	13	--	--	--	--	--	13
Successor, December 31, 2008	1	1,474	--	--	(286)	(668)	8	529
Comprehensive income:
Net income (loss)	--	--	--	--	--	(113)	4	(109)
Accumulated currency adjustments	--	--	--	--	42	--	--	42
Net unrealized gain on derivative instruments	--	--	--	--	4	--	--	4
Realized loss on derivative instruments	--	--	--	--	1	--	--	1
Pension settlement charge	--	--	--	--	31	--	--	31
Actuarial loss arising during the year, net of tax of $(6)	--	--	--	--	(25)	--	--	(25)
Amortization of net actuarial gain	--	--	--	--	(4)	--	--	(4)
Dividends attributable to noncontrolling interest	--	--	--	--	--	--	(5)	(5)
Issuance of common stock	--	119	--	--	--	--	--	119
Treasury stock purchases	--	--	--	(2)	--	--	--	(2)
Share-based compensation expense	--	19	--	--	--	--	--	19
Successor, December 31, 2009	1	1,612	--	(2)	(237)	(781)	7	600
Comprehensive income:
Net income	--	--	--	--	--	78	4	82
Accumulated currency adjustments	--	--	--	--	(10)	--	--	(10)
Net unrealized gain on derivative instruments	--	--	--	--	3	--	--	3
Realized loss on derivative instruments	--	--	--	--	7	--	--	7
Pension settlement charge	--	--	--	--	2	--	--	2
Actuarial gain arising during the year, net of tax of $(3)	--	--	--	--	39	--	--	39
Amortization of net actuarial loss, net of tax of $(1)	--	--	--	--	2	--	--	2
Dividends attributable to noncontrolling interest	--	--	--	--	--	--	(4)	(4)
Treasury stock purchases	--	--	--	(4)	--	--	--	(4)
Stock option exercises	--	2	--	--	--	--	--	2
Share-based compensation expense	--	20	--	--	--	--	--	20
Successor, December 31, 2010	$1	$1,634	$--	$(6)	$(194)	$(703)	$7	$739

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

1. Background and Basis for Presentation

Solutia Inc., together with its subsidiaries, is a global manufacturer of performance materials and specialty chemicals used in a broad range of consumer and industrial applications, including polyvinyl butyral interlayers for glass lamination and photovoltaic module encapsulation and ethylene vinyl acetate ("EVA") films for photovoltaic module encapsulation; aftermarket performance films for automotive and architectural applications; advanced film component solutions for solar and electronic technologies and technical specialties products including insoluble sulfur, PPD antidegregants, heat transfer fluids and aviation hydraulic fluids.

Unless the context requires otherwise, the terms “Solutia”, “Company”, “we” and “our” herein refer to Solutia Inc. and its subsidiaries.

Prior to September 1, 1997, Solutia was a wholly-owned subsidiary of the former Monsanto Company (now known as Pharmacia Corporation (“Pharmacia”), a 100 percent owned subsidiary of Pfizer, Inc.).  On September 1, 1997, Pharmacia distributed all of the outstanding shares of common stock of Solutia as a dividend to Pharmacia stockholders (the “Solutia Spinoff”).  As a result of the Solutia Spinoff, we became an independent publicly held company and our operations ceased to be owned by Pharmacia.

On December 17, 2003, we and our U.S. subsidiaries filed voluntary petitions for Chapter 11 protection (the “Chapter 11 Case”) to obtain relief from the negative financial impact of liabilities for litigation, environmental remediation and certain postretirement benefits (the "Legacy Liabilities") and liabilities under operating contracts, all of which were assumed at the time of the Solutia Spinoff.  Our subsidiaries outside the United States were not included in the Chapter 11 filing.   On February 28, 2008 (the “Effective Date”), we consummated our reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) and emerged from bankruptcy pursuant to our Fifth Amended Joint Plan of Reorganization (the “Plan”).

The consolidated financial statements for the period in which we were in bankruptcy were prepared in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 852 Reorganizations (“ASC 852”).  The consolidated financial statements were also prepared on a going concern basis, which assumes the continuity of operations and reflects the realization of assets and satisfaction of liabilities in the ordinary course of business.  Upon our emergence from bankruptcy, we adopted fresh-start accounting in accordance with ASC 852.  However, due to the proximity of the Effective Date to the February month end, for accounting convenience purposes, we have reported the effects of fresh-start accounting as if they occurred on February 29, 2008. Our emergence from bankruptcy resulted in our becoming a new reporting entity on March 1, 2008, which has a new capital structure, a new basis in the identifiable assets and liabilities assumed and no retained earnings or accumulated losses.  Accordingly, the Consolidated Financial Statements on or after March 1, 2008 are not comparable to the Consolidated Financial Statements prior to that date.  The financial information set forth in this report, unless otherwise expressly set forth or as the context otherwise indicates, reflects the consolidated results of operations and financial condition of Solutia Inc. and its subsidiaries for the periods following March 1, 2008 (“Successor”), and of Solutia Inc. and its subsidiaries for the period through February 29, 2008 (“Predecessor”).

Reclassifications

We reclassified $38 and $1 for the twelve months ended December 31, 2009 and the ten months ended December 31, 2008, respectively, from interest expense to loss on debt extinguishment to conform to the 2010 presentation.  The reclassifications had no impact to reported net income (loss) for each respective period.

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

To facilitate the calculation of the enterprise value of the Successor, management developed a set of financial projections using a number of estimates and assumptions.  The enterprise value, and corresponding equity value, was based on these financial projections in conjunction with various valuation methods, including (i) a comparison of us and our projected performance to comparable companies; (ii) a review and analysis of several recent transactions of companies in similar industries to ours and (iii) a calculation of the present value of our future cash flows under our projections.  Utilizing these methodologies, the enterprise value was determined to be within a certain range and, using the mid-point of the range, the equity value of the Successor was estimated to be $1 billion.

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

Reorganization items, net are presented separately in the Consolidated Statement of Operations and represent items of income, expense, gain or loss that we realized or incurred due to our reorganization under the Bankruptcy Code.  A summary of these items is as follows:

Predecessor
Two Months Ended February 29, 2008

Discharge of claims and liabilities (a)	$(104)
Revaluation of assets and liabilities (b)	1,589
Professional fees (c)	(52)
Total Reorganization Items, net	$1,433

(a)
The discharge of claims and liabilities primarily relates to allowed general, unsecured claims in our Chapter 11 Case, such as (1) claims due to the rejection or modification of certain executory contracts, (2) claims relating to changes in postretirement healthcare benefits and the rejection of our non-qualified retirement plans and (3) claims relating to the restructuring of financing arrangements.

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

We did not incur any reorganization items in the twelve months ended December 31, 2010 and 2009 or the ten months ended December 31, 2008.

3. Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  These statements pertain to Solutia and its majority-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements which affect revenues and expenses during the period reported.  Estimates are adjusted when necessary to reflect actual experience.  Significant estimates and assumptions affect many items in the financial statements.  These include restructuring reserves, environmental reserves, self-insurance reserves, valuations of goodwill and other identified intangible assets, employee benefit plans, income tax liabilities and assets and related valuation allowances, inventory obsolescence, asset impairments, valuation of share-based compensation, litigation and other contingencies and the allocation of corporate costs to segments.  Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and finite-lived intangible assets.  Actual results may differ from those estimates and assumptions, and such results may affect income, financial position or cash flows.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Trade Receivables

The provision for losses on uncollectible trade receivables is determined on the basis of past collection experience, current economic and market conditions and a review of the current status of each customer’s trade receivable balance.

Inventory Valuation

Inventories are stated at cost or market, whichever is less, with cost being determined using standards, which approximate actual cost.  Variances, exclusive of unusual volume and operating performance, are capitalized into inventory when material. Standard cost includes direct labor and raw materials, and manufacturing overhead based on normal capacity.  Effective in 2010, the cost of all consolidated inventories is determined using the FIFO method.  For further detail, see Note 7 – Detail of Certain Balance Sheet Accounts.

We record abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) as current period charges.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over their respective estimated useful lives.  In connection with our adoption of fresh-start accounting, we adjusted the net book values of property and equipment to their estimated fair values and revised the estimated useful life of machinery and equipment.  The estimated useful lives for major asset classifications are as follows:
Estimated Useful Lives
Asset Classification	Successor	Predecessor

Buildings and Improvements	5 to 35 years	5 to 35 years
Machinery and Equipment	5 to 20 years	3 to 15 years

Goodwill and Intangible Assets

Goodwill reflects the excess of the reorganization value of the Successor over the fair value of tangible and identifiable intangible assets, net of liabilities resulting from our adoption of fresh-start accounting.  Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment as of November 30 of each year or more frequently when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.

We test goodwill for impairment by first comparing the carrying value of each reporting unit, including goodwill, to its fair value.  The fair value of our Technical Specialties and Advanced Interlayers reporting units is determined considering both the market and income approaches.  The fair value of our Performance Films reporting unit is determined utilizing the income approach.  Under the market approach, fair value is based on a comparison of similar publicly traded companies and/or completed market transactions.  Under the income approach, fair value is determined using an estimate of future cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows.  If the fair value is determined to be less than carrying value, a second step is performed to compute the amount of impairment, if any.  Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the net fair values of recognized and unrecognized assets and liabilities of the reporting unit.  We test intangible assets with indefinite lives for impairment through comparison of the fair value of the intangible asset with its carrying amount.  The fair value of intangible assets with indefinite lives is determined using an estimate of future cash flows attributable to the asset and a risk-adjusted discount rate to compute a net present value of future cash flows.  The shortfall of the fair value below carrying value represents the amount of impairment. See Note 6 – Goodwill and Other Intangible Assets – for further discussion of the annual impairment test.

Intangible assets that have finite useful lives are amortized over their determinable useful lives on a straight-line basis and assessed for impairment in accordance with our Impairment of Long-Lived Assets accounting policy.  The estimated useful lives are as follows:

Estimated Useful Lives
	Successor	Predecessor

Finite-Lived Intangible Assets	3 to 27 years	5 to 25 years

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

Litigation and Other Contingencies

We are a party to legal proceedings involving intellectual property, tort, contract, antitrust, employee benefit, environmental, government investigations and other litigation, claims and legal proceedings. We routinely assess the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable.  Potential losses are recorded to the extent that we conclude their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, we accrue the low end of the range.  In addition, we accrue for legal costs expected to be incurred with a loss contingency.

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

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Derivative Financial Instruments

All derivatives excluding those which qualify for exception, whether designated for hedging relationships or not, are recognized in the Consolidated Statement of Financial Position at their fair value.

Currency forward and option contracts are used to manage currency exposures for financial instruments denominated in currencies other than the respective entity’s functional currency. We have chosen not to designate these instruments as hedges and to allow the gains and losses that arise from marking the contracts to market to be included in other income, net in the Consolidated Statement of Operations.

Interest rate caps and swaps are used to manage interest rate exposures on variable rate debt instruments.  To the extent interest rate caps and swaps qualify for hedge accounting, we designate them as cash flow hedges and the mark-to-market gain or loss on qualifying hedges is included in accumulated other comprehensive loss in the Consolidated Statement of Financial Position to the extent effective, and reclassified into interest expense in the Consolidated Statement of Operations in the period during which the hedged transaction affects earnings.  The mark-to-market gains or losses on swaps not designated as cash flow hedges, as well as the ineffective portions of hedges, are recognized in interest expense immediately.

Revenue Recognition

Our primary revenue-earning activities involve producing and delivering goods.  Revenues are considered to be earned when we have completed the process by which we are entitled to such revenues.  Criteria used for revenue recognition are persuasive evidence that an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is a measure of operating performance that assumes no dilution from securities or contracts to issue common stock.  Diluted earnings (loss) per share is a measure of operating performance by giving effect to the dilution that would occur if securities or contracts to issue common stock were exercised or converted.  To the extent that stock options, non-vested restricted stock and warrants are anti-dilutive or the performance and market conditions on the shares have not been met as of the end of the reporting period, they are excluded from the calculation of diluted earnings per share.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Share-Based Compensation

We measure compensation cost for all share−based awards at fair value on the date of grant.  The fair value of stock options is determined using the Black−Scholes valuation model.  Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method.

Recently Issued and Adopted Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 amends ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements related to Level 3 measurements.  The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements which are effective for fiscal years beginning after December 15, 2010.  Accordingly, we adopted the requirements of this guidance effective January 1, 2010.  The adoption of the additional requirements of ASU 2010-06 did not have any impact on our consolidated financial statements and the additional disclosure requirements can be found at Note 12 – Pension Plans and Other Postretirement Benefits.

In September 2009, the FASB issued ASU 2009-12 Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (“ASU 2009-12”), which amends ASC 820 to provide clarification on the measurement and disclosure of investments in certain entities that calculate net asset value per share (“NAV”).  The measurement and disclosure requirements of ASU 2009-12 are effective for the first reporting period ending after December 15, 2009.  Accordingly, we adopted the requirements of this guidance effective October 1, 2009.  The adoption of the guidance did not have any impact on our consolidated financial statements and the additional disclosure requirements can be found at Note 12 – Pension Plans and Other Postretirement Benefits.

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

In March 2008, the FASB issued guidance, referenced in ASC 815 Derivatives and Hedging (“ASC 815”), which requires enhanced disclosures about a company’s derivative instruments and hedging activities and was effective for fiscal years beginning after November 15, 2008.  The adoption of ASC 815 on January 1, 2009 did not have any impact on our consolidated financial statements and the additional disclosures can be found at Note 10 – Derivatives and Risk Management.

4.  Acquisitions, Divestitures and Discontinued Operations

Acquisitions

On April 30, 2010, we purchased 100 percent of the shares of Novomatrix Pte. Ltd. (“Novomatrix”) for $73, subject to a working capital adjustment. Novomatrix is a leader in branding, marketing, and distributing performance window films catering to the premium segment in the automotive and architectural markets.  The Novomatrix acquisition allows us to support our growth strategy for our Performance Films reporting segment by expanding our product offerings and global footprint into key emerging regions through Novomatrix’s well-established network in Southeast Asia and the Middle East.

On June 1, 2010, we purchased 100 percent of the shares of Etimex Solar GmbH (“Vistasolar”) for $294 and $3 of incremental working capital.  Vistasolar is a leading supplier of EVA encapsulants to the photovoltaic market which enables us to expand our Advanced Interlayers product portfolio into each of the dominant photovoltaic encapsulant technologies.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

The Novomatrix and Vistasolar acquisitions were accounted for as business combinations, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair value.  The purchase price allocation for Novomatrix is subject to adjustments, principally driven by the working capital true-up mechanism.  Possible other Novomatrix adjustments to recorded fair value may include those relating to deferred tax assets and liabilities and adjustments to the amount of recorded goodwill as a result of a final working capital true-up. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of both acquisitions, including the impact of fourth quarter 2010 refinements to preliminary allocations.

	Novomatrix	Vistasolar
	April 30, 2010	June 1, 2010
Assets:
Trade receivables	$2	$10
Miscellaneous receivables	1	--
Inventories	9	3
Property, plant and equipment	--	16
Identified intangible assets	50	119
Goodwill	25	187
Total assets acquired	$87	$335
Liabilities:
Accounts payable	$4	$2
Accrued liabilities	2	1
Postretirement liabilities	--	1
Deferred tax liabilities	8	34
Total liabilities assumed	$14	$38

Goodwill resulting from both acquisitions is not deductible for tax purposes. See Note 6 – Goodwill and Other Intangible Assets for further information, including allocation of goodwill by segment.  Goodwill largely consists of expected growth synergies through the application of each company’s innovative technologies and expansion of distribution channels in emerging markets in addition to cost synergies resulting from manufacturing and supply chain work process improvements.

The following table presents the weighted average life in years and the gross carrying value of the identified intangible assets included in net identified intangible assets within the Consolidated Statement of Financial Position on the date of acquisition of Novomatrix and Vistasolar.  The fair value of the identified intangible assets was determined using Level 3 inputs as defined by U.S. GAAP under the fair value hierarchy, which included valuation reports prepared by third party appraisal firms.

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

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Effective May 1, 2010 and June 1, 2010, results from the operations of Novomatrix and Vistasolar, respectively, have been included in our Consolidated Statement of Operations.  We incurred $7 of acquisition related costs, including legal and accounting fees, in 2010.  These costs were recorded in selling, general and administrative expenses during the first half of the year.

A summary of the net sales for both acquisitions included in our Consolidated Statement of Operations subsequent to the date of acquisition is as follows:

	Twelve Months Ended December 31, 2010
	Novomatrix	Vistasolar
Net sales	$24	$52

Each of the acquisitions has been integrated into existing operating segments which utilize a shared cost structure. Accordingly, it is not practical to calculate the net income and net income per share attributable to each since the date of acquisition.

The following pro forma financial information presents the combined results of operations of Solutia as if Novomatrix and Vistasolar had been included in our Consolidated Statement of Operations for the entire twelve months ended December 31, 2010 and 2009. The pro forma results below are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented and should not be taken as representation of our future consolidated results of operations.  Pro forma results, including the assumption of additional interest expense of approximately $25 in conjunction with assumed higher debt levels in 2009, are as follows:

	Twelve Months Ended December 31,
	2010	2009
Net sales	$2,005	$1,716
Net income (loss)	$93	$(106)
Net income (loss) per basic and dilutive share	$0.78	$(0.99)
Net income (loss) attributable to Solutia	$89	$(110)
Net income (loss) attributable to Solutia per basic and dilutive share	$0.74	$(1.03)

Divestitures

     Perkalink®

     On November 8, 2010, we entered into an agreement to sell our Perkalink® anti-reversion agent business for $5 effective November 3, 2010. We recognized a gain of $5 in other operating income, net related to this sale in our Technical Specialties reporting segment.

     Plastic Products

     On September 1, 2010, we sold the remaining portion of our plastic products business, which was based in Europe, for $3 resulting in the recognition of a loss of $5 in other operating income, net related to this sale in Unallocated and Other.

     On August 28, 2009, we entered into an agreement to sell the North American portion of our plastic products business for $2 effective August 1, 2009.  As a result, we recognized a loss of $5 in other operating income, net during 2009 in Unallocated and Other.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Thiurams

On November 24, 2009, we announced the sale of our customer list and technology related to select products in our PERKACIT® ultra accelerators product line (“Thiurams Sale”) for $4, which resulted in a gain of $4 recorded in other operating income, net during 2009 in the Technical Specialties reportable segment.  As part of the Thiurams Sale, we entered into an agreement with the buyer to produce the select products through March 31, 2010 (“Tolling Agreement”) for $4.  At the end of the Tolling Agreement, we ceased manufacturing at the Akzo Nobel facility in Cologne, Germany (“Cologne Facility”) where we operated as a guest.  As a result of our exit from the Cologne Facility in 2010, certain restructuring charges were incurred, which are discussed in further detail in Note 5 – Impairment of Long-Lived Assets and Restructuring Reserves.

Discontinued Operations

Primary Accelerators

On April 22, 2010, due to overcapacity within the industry, a disadvantaged cost position and increasing pressure from Far Eastern producers, we announced our decision to exit our Primary Accelerators business and to cease manufacturing of SANTOCURE® primary accelerator products at the Monsanto Company (“Monsanto”) facility in Antwerp, Belgium, where we operated as a guest.  Our decision to exit this business is consistent with our portfolio strategy of focusing on businesses that are leaders in their global markets and that have sustainable competitive advantages.  Manufacturing of these products, which had previously been included in our Technical Specialties reportable segment, ceased in the third quarter 2010.  Accordingly, we have reported the results of Primary Accelerators as a discontinued operation and restated prior periods to reflect this presentation.

A summary of the net sales and income (loss) from discontinued operations related to our Primary Accelerators business is as follows:

	Successor			Predecessor
	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009	Ten Months Ended December 31, 2008	Two Months Ended February 29, 2008
Primary Accelerators Operating Results:
Net sales	$53	$49	$70	$14
Income (Loss) before income taxes	$(40)	$(9)	$(3)	$1
Income tax benefit	(14)	(3)	(2)	--
Income (Loss) from discontinued operations	$(26)	$(6)	$(1)	$1

Included in the results of discontinued operations in 2010 is $44 of pre-tax expenses related to the shutdown of this business.  The shutdown expenses include $6 for impairment of long-lived assets using a Level 3 fair value measurement as defined by U.S. GAAP under the fair value hierarchy.  We anticipate recognizing severance related expenses of $1 to $3 in the next six to twelve months to complete the shutdown of this business although there can be no assurance as to what the ultimate expenses will be.

In December 2010, we sold selected assets of this business for $5. As a result of the sale, we recognized a pre-tax gain of $5 in loss from discontinued operations in 2010.

The assets and liabilities of our Primary Accelerators business, classified as discontinued operations, consist of the following:

	December 31, 2010	December 31, 2009

Assets:
Trade receivables, net	$3	$8
Miscellaneous receivables	2	2
Inventories	--	10
Current assets of discontinued operations	$5	$20

Liabilities:
Accounts payable	$--	$8
Accrued liabilities	15	4
Current liabilities of discontinued operations	$15	$12

Other liabilities	$25	$--
Noncurrent liabilities of discontinued operations	$25	$--

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
 Integrated Nylon

On June 1, 2009, we sold substantially all the assets and certain liabilities, including environmental remediation and pension liabilities of active employees, of our Integrated Nylon business to S.K. Capital Partners II, L.P. (“Buyer”), a New York-based private equity firm, resulting in the realization of a loss of $76, which was recorded in income (loss) from discontinued operations in 2009. Prior to the completion of the sale, but upon the receipt of a definitive sales agreement, we wrote the carrying value of fixed assets down from $48 to their estimated fair value of zero, resulting in a $31 loss, net of tax, which was also recorded in income (loss) from discontinued operations.  The fair value of these long-lived assets was developed using the definitive sales agreement, which is a Level 2 fair value measurement under the fair value hierarchy.

At the time of the sale, we agreed to reimburse the Buyer for indirect residual costs incurred by them resulting from a disputed contractual matter with a guest at the Integrated Nylon plant in Alvin, Texas.  Our estimate of the loss associated with the damages and cost reimbursements associated with this contingent liability was accrued in 2009.  On April 20, 2010, we entered into a settlement agreement that resolved all outstanding matters with the guest in exchange for payment by us of $17.  Separately, we entered into an agreement with the Buyers whereby our liability for indirect residual costs at the plant was settled in exchange for payment by us of $4.  Each settlement became effective and was paid in 2010.  Based on the terms of the settlements, we recognized a gain of $17 in 2010 in income (loss) from discontinued operations.

In 2008, we performed an impairment test by estimating the fair value of our Integrated Nylon asset group by weighting estimated sales proceeds and discounted cash flows that the asset group could be expected to generate through the time of an assumed sale.  This test resulted in an impairment charge of $461, which was recorded in income (loss) from discontinued operations for the ten months ended December 31, 2008.

A summary of the net sales and income (loss) from discontinued operations related to our Integrated Nylon business is as follows:

	Successor			Predecessor
	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009	Ten Months Ended December 31, 2008	Two Months Ended February 29, 2008
Integrated Nylon Operating Results:
Net sales	$--	$370	$1,462	$318
Income (Loss) before income taxes	$17	$(187)	$(648)	$204
Income tax expense (benefit)	--	(17)	1	--
Income (Loss) from discontinued operations	$17	$(170)	$(649)	$204

The carrying amounts of assets and liabilities for Integrated Nylon, classified as discontinued operations, consist of the following:

	December 31, 2010	December 31, 2009

Assets:
Miscellaneous receivables	$--	$10
Current assets of discontinued operations	$--	$10

Liabilities:
Accounts payable	$--	$29
Accrued liabilities	--	21
Current liabilities of discontinued operations	$--	$50

As part of the sales agreement with the Buyer, we retained a 2 percent ownership interest in this asset group, which we account for using the cost method.  During the twelve months ended December 31, 2010, we recognized dividend income of $6 in other income, net associated with this investment.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Resins, Additives and Adhesives Businesses

On January 31, 2003, we sold the resins, additives and adhesives businesses.  In 2007, a reserve was recognized in income (loss) from discontinued operations in the Consolidated Statement of Operations to provide for a potential liability for on-going tax audits of these businesses for the years 2000 through 2004.  During 2009 and 2008, changes related to the tax audits for our 100 percent owned subsidiary, Solutia Deutschland GmbH, resulted in a $1 gain for both the twelve months and ten months ended December 31, 2009 and 2008, respectively, in income (loss) from discontinued operations.

5.  Restructuring Reserves

In an effort to maintain competitiveness across our businesses and the geographic areas in which we operate and to enhance the efficiency and cost effectiveness of our support operations, we periodically initiate certain restructuring activities which result in charges for costs associated with exit or disposal activities, severance and/or impairment of long-lived assets.  A summary of these activities for 2010, 2009 and 2008 is as follows:

Cologne Facility Closure

As a result of the Thiurams Sale (see Note 4 – Acquisitions, Divestitures and Discontinued Operations), we ceased manufacturing at the Cologne Facility in 2010 upon expiration of the Tolling Agreement.  A summary of the charges associated with this project recorded within our Technical Specialties reportable segment during the year ended and cumulative through December 31, 2010 is as follows:

	Contract Termination Payments	Employment Reductions	Other Restructuring Costs	Total
Year Ended and Cumulative through December 31, 2010:
Cost of goods sold	$2	$3	$2	$7
Selling, general and administrative expenses	--	1	--	1
Total	$2	$4	$2	$8

Based on current information, no further charges are expected.

General Corporate

    In the fourth quarter of 2008, we initiated a general corporate restructuring targeted to increase the efficiency and cost effectiveness of our support operations.  Throughout 2009, this project expanded in scope to include a reduction in operational personnel in order to more appropriately match our organization with production levels.  A summary of the employee reduction charges associated with this project during the year ended December 31, 2010 and cumulative charges through December 31, 2010 are as follows:

	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated and Other	Total
Year Ended December 31, 2010:
Cost of goods sold	$--	$1	$--	$--	$1
Selling, general and administrative expenses	1	--	1	1	3
Total	$1	$1	$1	$1	$4

Year Ended December 31, 2009:
Cost of goods sold	$3	$1	$1	$1	$6
Selling, general and administrative expenses	12	3	2	10	27
Research and development expenses	1	--	--	--	1
Total	$16	$4	$3	$11	$34

Year Ended December 31, 2008:
Selling, general and administrative expenses	$--	$--	$--	$3	$3
Total	$--	$--	$--	$3	$3

Cumulative through December 31, 2010:
Cost of goods sold	$3	$2	$1	$1	$7
Selling, general and administrative expenses	13	3	3	14	33
Research and development expenses	1	--	--	--	1
Total	$17	$5	$4	$15	$41

In addition to the employee reduction charges recorded in selling, general and administrative expenses, we incurred $1 of charges in Unallocated and Other in 2009 for future contractual payments related to the relocation of certain regional support operations from Singapore to Shanghai, China.  Based upon current information, we do not expect to incur any additional charges.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Ruabon Facility Closure

Due to overcapacity within the industry, a disadvantaged cost position and increasing pressure from Far Eastern producers, we ceased the manufacturing of certain rubber chemicals at our facility in Ruabon, Wales, United Kingdom (“Ruabon Facility”) in the third and fourth quarters of 2008 with a current expected final closure of the plant in 2014.  A summary of the charges and changes in estimates associated with this project during the year ended December 31, 2010 and cumulative charges through December 31, 2010 as recorded in cost of goods sold are as follows:

	Future Contractual Payments	Employment Reductions	Other Restructuring Costs	Total
Year Ended December 31, 2010:
Charges taken	$--	$--	$2	$2

Year Ended December 31, 2009:
Charges taken	$--	$2	$1	$3
Changes in estimates (a)	(5)	--	--	(5)
Total	$(5)	$2	$1	$(2)

Year Ended December 31, 2008:
Charges taken	$10	$7	$3	$20

Cumulative through December 31, 2010:
Charges taken	$10	$9	$6	$25
Changes in estimates (a)	(5)	--	--	(5)
Total	$5	$9	$6	$20

(a)
We reduced the future contractual payment reserve by $5 due to a renegotiation of the lease and operating agreement with our third party operator.  The new lease and operating agreement, which is effective from September 1, 2009 through December 31, 2013, reduced the services to be provided and increased certain fees allowing the contract to provide an economic benefit.

To complete the closure process, based on current information, we expect to incur an additional $2 in charges as an increase to cost of goods sold within our Technical Specialties reportable segment for other restructuring costs including demolition.

Trenton Sheet Facility Closure

In an effort to balance our North America production with customer demand, in the fourth quarter of 2008, we announced the closure of our SAFLEX® manufacturing line at our facility in Trenton, Michigan (“Trenton Facility”) in 2009.  During the twelve months ended December 31, 2009 and ten months ended December 31, 2008, we incurred charges of $5 and $10 in cost of goods sold.

Plastic Products Manufacturing Relocation

To improve our cost position, we relocated the manufacturing operations of our plastic products business in 2008 from Ghent, Belgium to Oradea, Romania.  During the ten months ended December 31, 2008, $2 of costs, categorized as other restructuring costs within Unallocated and Other, was charged to cost of goods sold for this restructuring event.  As discussed in Note 4 – Acquisitions, Divestitures and Discontinued Operations, this business was subsequently sold in 2010.

Restructuring Summary

The following table summarizes the above noted restructuring charges, amounts utilized to carry out those plans and amounts remaining at December 31, 2010:

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

	Future Contractual Payments	Employment Reductions	Impairment of Long-Lived Assets	Other Restructuring Costs	Total
Predecessor
Balance at January 1, 2008	$3	$5	$--	$--	$8
Amounts utilized	--	(1)	--	--	(1)
Currency fluctuations	--	1	--	--	1
Balance at February 29, 2008	3	5	--	--	8
Successor
Charges taken	9	12	11	5	37
Amounts utilized	(2)	(4)	--	(4)	(10)
Non-cash reductions	--	--	(11)	(1)	(12)
Change in estimates	2	(2)	--	--	--
Currency fluctuations	(2)	(1)	--	--	(3)
Balance at December 31, 2008	10	10	--	--	20
Charges taken	1	40	--	2	43
Amounts utilized	(4)	(37)	--	(2)	(43)
Changes in estimates	(5)	--	--	--	(5)
Currency fluctuations	--	2	--	--	2
Balance at December 31, 2009	2	15	--	--	17
Charges taken	2	8	--	4	14
Amounts utilized	(2)	(17)	--	(4)	(23)
Currency fluctuations	--	(1)	--	--	(1)
Balance at December 31, 2010	$2	$5	--	$--	$7

We expect $5 of restructuring liabilities as of December 31, 2010 to be utilized within the next twelve months.

6.  Goodwill and Other Intangible Assets

Goodwill

Goodwill by reportable segment is as follows:

	Advanced Interlayers	Performance Films	Technical Specialties	Total
Balance at December 31, 2008 and 2009	$205	$159	$147	$511
Acquisitions	187	25	--	212
Currency fluctuations	15	2	--	17
Balance at December 31, 2010	$407	$186	$147	$740

The goodwill recognized during the twelve months ended December 31, 2010 in the Advanced Interlayers and Performance Films reportable segments relates to the Vistasolar and Novomatrix acquisitions, respectively, as discussed in Note 4 – Acquisitions, Divestitures and Discontinued Operations. We do not have any goodwill that is deductible for tax purposes.

Identified Intangible Assets

Identified intangible assets are comprised of (i) amortizable customer relationships, unpatented technology, contract-based intangible assets, trade names and patents and (ii) indefinite-lived trademarks not subject to amortization.  These intangible assets are summarized in aggregate as follows:

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

	December 31, 2010				December 31, 2009
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortizable intangible assets:
Customer relationships	13 to 27	$606	$(56)	$550	23 to 27	$491	$(34)	$457
Technology	5 to 26	225	(29)	196	5 to 26	202	(19)	183
Trade names	10 to 25	20	(1)	19	25	13	(1)	12
Patents	13	5	(1)	4	13	5	(1)	4
Other	3 to 5	6	(1)	5	--	--	--	--
Indefinite-lived intangible assets:
Trademarks		164	--	164		147	--	147
Total identified intangible assets		$1,026	$(88)	$938		$858	$(55)	$803

The fiscal year 2010 and 2009 annual goodwill and indefinite-lived intangible assets tests were performed as of November 30, 2010 and 2009, and no indication of impairment existed as of either date.  During the ten months ended December 31, 2008, we recorded an impairment charge of $3 within our Performance Films reportable segment to reflect a write down of trademarks.  The charge was recorded in selling, general, and administrative expenses in the Consolidated Statement of Operations and was determined after comparing the fair value, estimated by discounting future cash flows attributable to this asset, to its carrying value.  The impairment charge was precipitated by an expectation of a lower percentage of projected cash flows attributable to trademark branded window film products, which became apparent during the fourth quarter of 2008 in conjunction with the completion of our annual budget and long-range plan process

Completion of our annual budget and long-range plan in the fourth quarter of 2010 resulted in us reclassifying one trademark with a carrying value of $7 from indefinite-lived to amortizable.  Consequently, in the fourth quarter of 2010, we began amortizing this asset over a ten year life.

Amortization expense and its allocation to cost of goods sold and selling, general and administrative expenses recognized in the Consolidated Statement of Operations is as follows:

	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009

Cost of goods sold	$11	$10
Selling, general and administrative expenses	$24	$20

 We expect amortization expense for intangible assets to be approximately $39 annually from 2011 through 2015.

7. Detail of Certain Balance Sheet Accounts

Components of inventories were as follows:

Inventories	December 31, 2010	December 31, 2009

Finished goods	$163	$130
Goods in process	36	47
Raw materials and supplies	76	69
Inventories, at FIFO cost	$275	246
Excess of LIFO over FIFO cost		1
Total Inventories		$247

At December 31, 2009, approximately 30 percent of all inventories were valued using the LIFO method.  On January 1, 2010, we changed our method of accounting for inventories in the United States, excluding supplies, from determining cost using the LIFO method to determining cost using the FIFO method.  All of our other operations will continue to be valued at cost, determined by the FIFO method.  We believe this change is preferable as the FIFO method better reflects the current value of inventories on the Consolidated Statement of Financial Position.  Furthermore, the application of the FIFO method provides a uniform costing method across our global operations.  Prior financial statements have not been retroactively adjusted due to immateriality. The cumulative effect of the change in accounting principle of $1 was recorded as an increase to cost of goods sold as of January 1, 2010.

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

Components of property, plant and equipment were as follows:

Property, Plant and Equipment	December 31, 2010	December 31, 2009

Land	$35	$33
Leasehold improvements	10	10
Buildings	214	211
Machinery and equipment	796	758
Construction in progress	54	35
Total property, plant and equipment	1,109	1,047
Less accumulated depreciation	(198)	(128)
Net Property, Plant, and Equipment	$911	$919

Components of accrued liabilities were as follows:

Accrued Liabilities	December 31, 2010	December 31, 2009

Wages and benefits	$45	$24
Foreign currency and interest rate hedge agreements	17	7
Restructuring reserves	5	13
Environmental remediation liabilities	29	31
Accrued income taxes payable	19	19
Accrued taxes other than income	27	18
Accrued selling expenses	17	20
Accrued interest	13	8
Other	63	62
Total Accrued Liabilities	$235	$202

8.  Income Taxes

The components of income (loss) from continuing operations before income taxes were as follows:

	Successor			Predecessor
	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009	Ten Months Ended December 31, 2008	Two Months Ended February 29, 2008
United States	$(54)	$(53)	$(40)	$1,094
Outside United States	176	136	41	369
Total	$122	$83	$1	$1,463

The components of income tax expense recorded in continuing operations were as follows:

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

	Successor			Predecessor
	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009	Ten Months Ended December 31, 2008	Two Months Ended February 29, 2008
Current:
U.S. federal	$--	$--	$--	$--
U.S. state	--	--	--	--
Outside United States	28	26	21	15
	28	26	21	15
Deferred:
U.S. federal	1	--	(1)	--
U.S. state	--	--	--	--
Outside United States	2	(9)	(5)	199
	3	(9)	(6)	199

Total	$31	$17	$15	$214

Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to income (loss) from continuing operations before income taxes as a result of the following:

	Successor			Predecessor
	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009	Ten Months Ended December 31, 2008	Two Months Ended February 29, 2008

Income tax at federal statutory rate	$43	$29	$--	$513
Increase (reduction) in income taxes due to:
Taxes related to foreign earnings	(49)	(23)	15	51
Valuation allowances	19	20	2	(252)
Surrendered losses from equity affiliate (a)	--	--	--	(4)
Reorganization items	--	--	--	(107)
Tax contingency adjustment	17	(8)	1	10
Other	1	(1)	(3)	3
Income tax expense	$31	$17	$15	$214

(a)	During the two months ended February 29, 2008, a non-consolidated equity affiliate surrendered a prior year loss that was used to offset a foreign subsidiary’s taxable income in the United Kingdom.

A tax benefit of $21 included in taxes related to foreign earnings was entirely offset by an increase in tax contingency adjustment.

We have been granted tax holidays in Malaysia and China.  The Malaysia holidays expire in 2012 and 2013, and the China holidays phase out between 2009 and 2012.  The aggregate benefits on income tax expense were $14 and $11 in the twelve months ended December 31, 2010 and 2009, respectively, $6 in the ten months ended December 31, 2008 and $1 in the two months ended February 29, 2008.

State income taxes and U.S. permanent book/tax differences are predominately offset by changes in the valuation allowance and are reported, net of valuation allowance offset, with "Other" increase (reduction) in income taxes in the schedule above.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Deferred income tax balances were related to:

	December 31, 2010	December 31, 2009

Postretirement benefits	$99	$138
Environmental liabilities	103	111
Inventory	3	---
Insurance reserves	9	14
Miscellaneous accruals	5	13
Equity affiliates	10	24
Net operating losses	546	559
Tax credit carryforward	145	131
Other	22	23
Total Deferred Tax Assets	942	1,013
Less: Valuation allowances	(619)	(753)
Deferred Tax Assets Less Valuation Allowances	323	260

Intangible Assets	(301)	(284)
Property	(126)	(68)
Undistributed earnings	(62)	(46)
Inventory	---	(3)
Other	(15)	(9)
Total Deferred Tax Liabilities	(504)	(410)

Net Deferred Tax Liabilities	$(181)	$(150)

Deferred tax assets are reduced by valuation allowances resulting in our best estimate of the amount of deferred tax assets that are more likely than not to be realized.  The valuation allowances are affected by items not included in our components of income tax expense from continuing operations, including certain changes in estimated foreign tax credit carryforwards available and in unrecognized tax benefits, the tax effects of undistributed earnings of foreign subsidiaries not indefinitely reinvested, the tax effects of discontinued operations, deferred tax items recorded to accumulated other comprehensive loss and the completion of income tax returns.

For each tax-paying component and within a particular tax jurisdiction, (i) all current deferred tax liabilities and assets are offset and presented as a single amount and (ii) all noncurrent deferred tax liabilities and assets are offset and presented as a single amount.  This approach results in the following classification on the Consolidated Statement of Financial Position as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Deferred Tax Assets:
Prepaid expenses and other assets	$13	$8
Other assets	44	21
Total	$57	$29

Deferred Tax Liabilities:
Deferred tax liabilities	$238	$179
Total	$238	$179

At December 31, 2010, research and development tax credit carryforwards available to reduce possible future U.S. income taxes amounted to approximately $5, all of which will expire in 2019 through 2029.  At December 31, 2010, foreign tax credit carryforwards available upon election to reduce possible future U.S. income taxes were estimated to be approximately $139, which will expire in 2018 through 2020. Income taxes and remittance taxes have not been recorded on $103 of undistributed earnings of subsidiaries because we intend to reinvest those earnings indefinitely.  It is not practicable to estimate the tax effect of remitting these earnings to the U.S.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Net Operating Loss and Valuation Allowance

At December 31, 2010, various federal, state and foreign net operating loss carryforwards were available to offset future taxable income.  These net operating losses expire from 2011 through 2028 or have an indefinite carryforward period.  A full valuation allowance has been provided against the U.S. deferred tax assets.  The valuation allowance will be retained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized.

As a result of the issuance of our common stock upon emergence from bankruptcy, we realized a change of ownership for purposes of Section 382 of the Internal Revenue Code.  We do not currently expect this change to significantly limit our ability to utilize our U.S. net operating loss carryforward, which we estimated to be approximately $1,600 at December 31, 2010, of which approximately $700 was available without limitation.  As discussed in Note 15 – Capital Stock, during the third quarter of 2009, our Board of Directors approved a net operating loss shareholder rights plan (“Rights Plan”) which is intended to reduce the likelihood of an additional ownership change within the meaning of Section 382 of the Internal Revenue Code and thereby preserve our ability to utilize our U.S. net operating loss carryforward.

Unrecognized Tax Benefits

The total amount of unrecognized tax benefits, inclusive of interest and penalties, at December 31, 2010 and 2009 was $167 and $155, respectively.  The increase in this amount is mainly the result of tax positions with respect to events in the current year offset by the closure of tax audits, statute of limitation expirations and currency exchange fluctuations.  Included in the balance at December 31, 2010 and 2009 were $68 and $54, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of December 31, 2010, we accrued $4 for interest and $4 for penalties.  As of December 31, 2009 the amount accrued was $5 for interest and $6 for penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

Total
Predecessor
Balance at December 31, 2007	$136
Gross increases – tax positions in prior periods	3
Gross increases – current period tax positions	11
Balance at February 29, 2008	150
Successor
Gross increases – tax positions in prior periods	2
Gross decreases – tax positions in prior periods	(11)
Gross increases – current period tax positions	9
Settlements	(1)
Lapse of statute of limitations	(1)
Balance at December 31, 2008	148
Gross increases – tax positions in prior periods	5
Gross decreases – tax positions in prior periods	(12)
Gross increases – current period tax positions	12
Lapse of statute of limitations	(9)
Balance at December 31, 2009	144
Gross increases – tax positions in prior periods	29
Gross decreases – tax positions in prior periods	(10)
Gross increases – current period tax positions	11
Settlements	(1)
Lapse of statute of limitations	(14)
Balance at December 31, 2010	$159

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

We file income tax returns in the United States and various state and foreign jurisdictions.  We are no longer subject to U.S. federal and state and local income tax examinations by tax authorities for years before 2002. With few exceptions, we are no longer subject to foreign income tax examinations by tax authorities for years before 2006.  It is reasonably possible that within the next twelve months as a result of the resolution of Federal, state and foreign examinations and appeals, and the expiration of various statutes of limitation that the unrecognized tax benefits that would affect the effective tax rate will decrease by a range of $0 to $33 and the unrecognized tax benefits that would not affect the effective tax rate will decrease by a range of $0 to $3.

9.  Debt Obligations

On the Effective Date, we recapitalized our debt concurrent with our emergence from bankruptcy by entering into certain financing agreements to borrow up to $2.05 billion from a syndicate of lenders (the “Financing Agreements”).  The Financing Agreements consisted of (i) a $450 senior secured asset-based revolving credit facility (“2013 Revolver”), which we voluntarily reduced to $350 in 2009, (ii) a $1.2 billion senior secured term loan facility (“2014 Term Loan”) and (iii) a $400 senior unsecured bridge facility (“Bridge”), which was repaid in August 2008 with proceeds from the stock offerings discussed in Note 15 – Shareholders’ Equity.  Proceeds from the Financing Agreements and existing cash were used to (i) repay the debtor-in-possession credit facility, (ii) retire Solutia Services International S.C.A./Comm. V.A.’s Facility Agreement due 2011, (iii) retire the Flexsys term loan and revolving credit facility due 2012, (iv) pay certain secured and administrative claims and (v) provide additional liquidity for operations.

During the second quarter of 2009, $74 of senior unsecured term debt, due 2011, at a price of 95 percent of its original principal amount was issued by our 100 percent owned German subsidiary, Flexsys Verkauf GmbH (the “Senior Term Loan”).  Net proceeds of $66, after incorporating the original issue discount and debt issuance fees, were used to pay down our 2013 Revolver.  On June 25, 2009, we repaid the Senior Term Loan utilizing a portion of the $119 of proceeds from our 2009 stock offering discussed in Note 15 – Shareholders’ Equity.  As a result of the early payment, we incurred a non-cash charge of $8 to loss on debt extinguishment to write-off unamortized debt issue costs and debt discount related to the Senior Term Loan.

In the fourth quarter of 2009, we issued $400 of 8.75 percent senior unsecured notes, due 2017 (“2017 Notes”).  A portion of the $391 net proceeds received from the 2017 Notes were used to pay down $300 of principal on the 2014 Term Loan.  As a result of the early payment, we incurred a $30 non-cash charge to loss on debt extinguishment to write-off unamortized debt issue costs related to the 2014 Term Loan.   In conjunction with the issuance of the 2017 Notes, we amended our Revolver and Term Loan to provide greater operational and strategic flexibility in addition to increasing our liquidity and leverage covenant cushion.

In the first quarter of 2010, we issued $300 of 7.875 percent notes due 2020 (“2020 Notes”), which resulted in net proceeds to us of $292, after deducting underwriting discounts and fees.  In addition, we extinguished our existing $1.2 billion 2014 Term Loan and $350 2013 Revolver, replacing them with a $1,150 senior secured credit facility (“Credit Facility”).  The Credit Facility consists of an $850 term loan maturing in 2017 (“2017 Term Loan”) and a $300 revolving credit facility maturing in 2015 (“2015 Revolver”).  As a result of the early extinguishment of our 2014 Term Loan and 2013 Revolver, we incurred an $80 non-cash charge related to the write-off of deferred debt issuance costs on our 2014 Term Loan and 2013 Revolver and a $9 prepayment penalty for the early extinguishment of the 2014 Term Loan.  These amounts were recorded in loss on debt extinguishment for the twelve months ended December 31, 2010.

Throughout 2010, we made principal payments of $82 on the 2017 Term Loan, of which $76 was voluntary.  Our long-term debt consisted of the following as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

2017 Term Loan	$768	$--
2014 Term Loan	--	876
8.75% Notes due 2017	400	400
7.875% Notes due 2020	300	--
Total principal amount	1,468	1,276
Less: Unamortized debt discount	(5)	--
Less: Current portion of long-term debt	--	(12)
Total	$1,463	$1,264

We had no short-term borrowings at December 31, 2010 and $16 at December 31, 2009, comprised of other lines of credit.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

The weighted average interest rate on our total debt outstanding was 6.4 percent and 7.7 percent at December 31, 2010 and December 31, 2009, respectively.  Our weighted average interest rate on short-term debt outstanding was 2.1 percent at December 31, 2009.

The 2017 Term Loan was issued at 99.5 percent of the principal amount bearing interest at LIBOR plus an applicable margin based upon our net leverage ratio, with a 1.50 percent LIBOR floor.  In November 2010, our applicable margin decreased from 3.25 percent to 3 percent as our net leverage ratio fell below 2.5.  We are required to pay 1 percent of the principal of the 2017 Term Loan annually via quarterly payments, which has been fully satisfied through maturity due to our voluntary prepayments. The 2015 Revolver bears interest, at our option, at LIBOR plus an applicable margin based upon our net leverage ratio, with no LIBOR floor or the prime rate plus 2.25 percent with no prime rate floor. Based upon our current net leverage ratio, our margin on our 2015 Revolver is 3.25 percent.  LIBOR-based interest for the 2017 Term Loan and 2015 Revolver is payable on the last day of each relevant interest period (defined as one, two, three or six months or other periods available to all lenders under each facility) and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period.  Prime-based interest for the 2015 Revolver is payable quarterly in arrears. CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Overseas, Inc. and future subsidiaries, as defined by the Credit Facility, subject to certain exceptions (the “Credit Facility Guarantors”), are guarantors of our obligations under the Credit Facility.  The Credit Facility and related guarantees are secured by liens on substantially all of our and the Credit Facility Guarantors’ present and future assets.

The 2017 Notes were issued at par bearing interest at 8.75 percent and require semi-annual interest payments. The 2020 Notes were issued at 99.5 percent of par and require semi-annual interest payments. Our current subsidiaries CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Overseas, Inc. S E Investment LLC and future subsidiaries as defined by the 2017 Notes and 2020 Notes (collectively “the Notes”), subject to certain exceptions, are guarantors (“Note Guarantors”) of the Notes as of December 31, 2010.  Solutia Business Enterprises Inc. and Solutia Inter-America, Inc., previous guarantors of the 2017 Notes, 2020 Notes and 2017 Term Loan, were merged into Solutia Inc. during 2010.

The Credit Facility and the Notes include a number of customary covenants and events of default, including the maintenance of certain financial covenants that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends, repurchase stock, sell certain assets or merge with or into other companies; enter into new lines of business and prepay, redeem or exchange our debt.  The Credit Facility also includes the maintenance of the following financial covenants: (i) total leverage ratio and (ii) fixed charge coverage ratio as defined by the Credit Facility.  We were in compliance with all applicable covenants as of December 31, 2010.

Maryville Notes

In the second quarter of 2008, we completed the sale and leaseback of our corporate headquarters for $43 and repaid the balance outstanding on the promissory notes on our corporate headquarters with a portion of the sale proceeds.

10.  Derivatives and Risk Management

Our business operations give rise to market risk exposures that result from changes in foreign currency exchange rates, interest rates and certain commodity prices.  To manage the volatility relating to these exposures, we periodically enter into various derivative transactions that enable us to mitigate the adverse effects of financial market risk.  We evaluate hedge effectiveness at inception and on an ongoing basis.  If a derivative is no longer expected to be effective or if the hedged transaction is no longer probable of occurring, hedge accounting is discontinued.  Hedge ineffectiveness, if any, is recorded into earnings.

 Our approved policies and procedures do not permit the purchase or holding of any derivative financial instruments for trading purposes.  Management of counterparty credit risk is achieved through diversification and credit rating reviews of the firms with whom we transact.

Interest Rate Risk

We occasionally enter into interest rate swap contracts to manage interest rate exposures.  In 2008, we entered into interest rate swap agreements with a total notional amount of $800 (“2008 Swaps”) in order to secure a fixed interest rate on a portion of our then existing floating interest rate term debt.  Through the first quarter 2009, we designated the 2008 Swaps as cash flow hedges and any changes in fair value were recorded to accumulated other comprehensive loss, a component of equity.  Thereafter, and as more fully described below, we discontinued hedge accounting on the 2008 Swaps because these derivatives were no longer expected to be effective.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

The 2008 Swaps have declining total notional amounts of $800 to $150 which are operational from the second quarter of 2010 through the first quarter of 2014.  As these derivatives were no longer expected to be effective, we discontinued hedge accounting in the first quarter 2009 and all subsequent changes in fair value are recognized as interest expense in the Consolidated Statement of Operations.  After assessing existing interest rate market conditions and to neutralize the impact to earnings, in the third quarter of 2010, we entered into interest rate swap agreements that offset the 2008 swaps.   The offsetting swaps are operational beginning in the third quarter of 2010 with total notional amounts, operational dates and other terms that effectively mirror the 2008 Swaps.  Further, to mitigate the exposure to variable interest rates on the 2017 Term Loan, we entered into interest rate swap agreements with a total notional amount of $600 (“2010 Swaps”) that are operational beginning in the third quarter of 2010 in order to secure a fixed interest rate on a portion of the floating interest rate term debt.  The total notional amount of the 2010 Swaps declines to $200 through the fourth quarter of 2015.  The 2010 Swaps were designated as cash flow hedges and therefore any changes in fair value were recorded to accumulated other comprehensive loss.

Foreign Currency Exchange Rate Risk

We use foreign currency derivative instruments to manage the volatility associated with foreign currency purchases of materials and other assets and liabilities created in the normal course of business and to protect against exposure related to intercompany financing transactions.  These risks are hedged primarily through the use of forward exchange contracts and purchased options with maturities of less than 18 months.  We have chosen not to designate these instruments as hedges to allow the changes in the fair value of these instruments to largely offset the remeasurement of the underlying assets and liabilities in the Consolidated Statement of Operations. We had currency forward contracts to purchase and sell $104 and $167 of currencies comprised principally of the Euro, U.S. Dollar and Malaysian Ringgit as of December 31, 2010 and 2009, respectively.

Commodity Price Risk

We periodically enter into a limited number of commodity forward contracts in order to reduce cash flow exposure to changes in the price of certain raw materials and energy resources.  In 2009, we entered into commodity forward contracts related to our Integrated Nylon business.  At December 31, 2010 and 2009, we had no such contracts outstanding requiring fair value treatment.

Our derivatives recorded at their respective fair values at December 31, 2010 and 2009 in the Consolidated Statement of Financial Position are summarized as follows:

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Consolidated Statement of Financial Position Presentation	Fair Value	Consolidated Statement of Financial Position Presentation	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$--	Accrued Liabilities	$3
	Other Assets	6	Other Liabilities	--
Total interest rate contracts		$6		$3

Derivatives not designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$--	Accrued Liabilities	$13
	Other Assets	5	Other Liabilities	20
Total interest rate contracts		5		33
Foreign exchange contracts	Miscellaneous Receivables	1	Accrued Liabilities	1
Total		$12		$37

	December 31, 2009
	Asset Derivatives		Liability Derivatives
	Consolidated Statement of Financial Position Presentation	Fair Value	Consolidated Statement of Financial Position Presentation	Fair Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$--	Accrued Liabilities	$6
	Other Assets	--	Other Liabilities	14
Total interest rate contracts		--		20
Foreign exchange contracts	Miscellaneous Receivables	2	Accrued Liabilities	1
Total		$2		$21

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

A summary of the gains and losses on our derivative instruments for the years ended December 31, 2010 and 2009 included in the Consolidated Statement of Operations and Consolidated Statement of Financial Position is as follows:

	Change in Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Loss		Amount of Gain (Loss) Recognized in Income		Consolidated Statement of Operations Presentation
	Year ended December 31		Year ended December 31
	2010	2009	2010	2009
Derivatives designated as hedging instruments:
Interest rate contracts	$3	$4	$(2)	$--	Interest expense

Derivatives not designated as hedging instruments:
Interest rate contracts	$--	$--	$(23)	$--	Interest expense (a)
Foreign exchange contracts	--	--	7	18	Other income (loss), net
Commodity contracts	--	--	--	1	Income (Loss) from Discontinued Operations, net of tax
Total derivatives not designated as hedging instruments	--	--	(16)	19
Total derivatives	$3	$4	$(18)	$19

(a) – We reclassified $7 and $1 of losses from accumulated other comprehensive loss to interest expense during the years ended December 31, 2010 and 2009, respectively, related to the 2008 Swaps.

As of December 31, 2010, deferred losses of $9 related to 2008 Swaps and the 2010 Swaps, currently classified in accumulated other comprehensive loss are expected to be reclassified into earnings as interest expense over the next twelve months.

11.  Financial Instruments and Risk Management

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurements at December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash Equivalents (a)	$60	$60	$--	$--
Derivatives – Foreign Exchange (b)	1	--	1	--
Derivatives – Interest Rates (c)	$11	--	11	--
Total	$72	$60	$12	$--

Liabilities:
Derivatives – Foreign Exchange (b)	$1	$--	$1	$--
Derivatives – Interest Rates (c)	36	--	36	--
Total	$37	$--	$37	$--

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

		Fair Value Measurements at December 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash Equivalents (a)	$104	$104	$--	$--
Derivatives – Foreign Exchange (b)	2	--	2	--
Total	$106	$104	$2	$--

Liabilities:
Derivatives – Foreign Exchange (b)	$1	$--	$1	$--
Derivatives – Interest Rates (c)	20	--	20	--
Total	$21	$--	$21	$--

(a)	Includes cash invested in money market funds.
(b)
Includes foreign currency forward and options contracts which are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.

(c)	Includes interest rate caps and swaps which are valued using counterparty quotes, which use discounted cash flows and the then-applicable forward interest rates.

The recorded amounts of cash, trade receivables, accounts payable and short-term debt approximate their fair values at both December 31, 2010 and 2009, due to the short maturity of these instruments.  The estimated fair value of our long-term debt at December 31, 2010 is $1,530 compared to the recorded amount of $1,463.  The estimated fair value of our long-term debt at December 31, 2009 was $1,309 compared to the recorded amount of $1,276 (including current portion of long-term debt).  The fair values are estimated by various banks based upon trading levels on the date of measurement.

12.  Pension Plans and Other Postretirement Benefits

During our Chapter 11 Case, we amended our U.S. qualified pension plan (“U.S. Plan”) in 2004 and 2005 to cease future benefit accruals for union and non-union participants, respectively, in these plans which eliminated service costs for benefits earned as a pension benefit cost.  Furthermore, we amended our U.S. postretirement plan in accordance with the Plan for retiree participants and established a VEBA retiree trust at the Effective Date.  The postretirement plan amendments, which became effective on the Effective Date, reduces the eligible charges covered by the postretirement plan and establishes a lifetime maximum benefit.  This action resulted in a curtailment of the U.S. postretirement plan due to the changes in medical benefits provided to retiree participants in our U.S. postretirement plan.  The net result of this action was a $109 gain recorded in accumulated other comprehensive loss in the Consolidated Statement of Financial Position as of February 29, 2008.  The VEBA retiree trust, valued at $184 as of December 31, 2010 and funded at emergence by proceeds from the sale of our new common stock and a contribution of the retirees’ allowed unsecured claim, effectuates full defeasance of the remaining healthcare and other benefits liabilities assumed by us at the Solutia Spinoff.

In preparation for the sale of our Integrated Nylon business, we divided our U.S. Plan into the following three plans, effective February 28, 2009: (i) Nylon Pension Plan; (ii) Solutia Pension Plan; and (iii) Solutia Union Pension Plan.  The Nylon Pension Plan covers all active employees of the Integrated Nylon business.  In accordance with the terms of the sale agreement as further described in Note 4 – Acquisitions, Divestitures and Discontinued Operations, the Nylon Pension Plan was assumed by the Buyer at the completion of the sale.

As a result of the division of the U.S. Plan into three plans, we were required to perform a funded analysis in accordance with the Pension Protection Act of 2006 (“PPA”).  The result of this analysis is the Solutia Pension Plan and the Solutia Union Pension Plan are prohibited by the PPA from paying out lump sum benefits, until such time as plan assets rise above the 60 percent funding level for up to half a lump sum or above the 80 percent funding level for a full lump sum.   As of December 31, 2010, the Solutia Pension Plan was permitted to pay out half lump sums.

We use a measurement date of December 31 for our pension and other postretirement benefit plans.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Net Periodic Cost

For the twelve months ended December 31, 2010 and 2009, the ten months ended December 31, 2008 and the two months ended February 29, 2008 our pension and healthcare and other benefit costs were as follows:

	Pension Benefits
	Successor			Predecessor
	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009	Ten Months Ended December 31, 2008	Two Months Ended February 29, 2008

Service costs for benefits earned	$3	$2	$3	$1
Interest costs on benefit obligation	52	59	50	11
Assumed return on plan assets	(55)	(57)	(56)	(13)
Actuarial net loss	11	3	--	2
Settlement charges	2	11	--	1
Total	$13	$18	$(3)	$2

	Healthcare and Other Benefits
	Successor			Predecessor
	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009	Ten Months Ended December 31, 2008	Two Months Ended February 29, 2008

Service costs for benefits earned	$3	$5	$4	$1
Interest costs on benefit obligation	9	13	13	4
Assumed return on plan assets	(6)	(6)	(5)	--
Prior service gains	--	--	--	(3)
Actuarial net gain	(8)	(8)	(3)	--
Total	$(2)	$4	$9	$2
The estimated amount of net actuarial loss (gain) that will be amortized from accumulated other comprehensive loss into net periodic costs during the year ended December 31, 2011 is $12 and $(7) for our Pension Benefits and our Healthcare and Other Benefits, respectively.

Curtailments and Settlements

For the twelve months ended December 31, 2010, we recorded a settlement charge of $2 resulting from the significant amount of lump sum distributions in Belgium, associated with a reduction of salaried personnel throughout 2010. As a result of the assumption of the Nylon Pension Plan by the Buyer, we recognized a settlement charge of $20 which was recorded in income (loss) from discontinued operations for the twelve months ended December 31, 2009.  For the twelve months ended December 31, 2009, we recorded a settlement charge of $11 resulting from the significant amount of lump sum distributions, predominantly in the U.S. and Belgium, associated with a reduction of salaried personnel prior to February 28, 2009 and union personnel throughout 2009.  All reductions were driven by restructuring activities as more fully discussed in Note 5 – Impairment of Long-Lived Assets and Restructuring Reserves.  We recorded a pension settlement charge of $1 in the two months ended February 29, 2008 resulting from the significant amount of lump sum distributions from our Belgium retirement plan.

Actuarial Assumptions

The significant weighted average actuarial assumptions used to determine net periodic cost for our pension, healthcare and other benefit plans were as follows:

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

	Pension Benefits
	Successor			Predecessor
	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009	Ten Months Ended December 31, 2008	Two Months Ended February 29, 2008

Discount rate	5.25%	6.25%	5.75%	6.00%
Expected return on plan assets	7.75%	8.00%	8.00%	8.00%
Rate of compensation increase (a)	4.50%	3.50%	4.25%	4.25%

(a)
The rate of compensation increase in all periods relates specifically to our foreign pension plans.  The rate of compensation increase is not applicable to the valuation of U.S. pension plans due to the cessation of future benefit accruals in prior years for participants in the U.S. pension plans.

	Healthcare and Other Benefits
	Successor			Predecessor
	Twelve Months Ended December 31, 2010	Twelve Month Ended December 31, 2009	Ten Months Ended December 31, 2008	Two Months Ended February 29, 2008

Discount rate	4.75%	6.25%	5.50%	5.75%
Expected return on plan assets	3.50%	3.50%	3.50%	N/A
Assumed trend rate for healthcare costs	8.00%	8.50%	9.00%	9.00%
Ultimate trend rate for healthcare costs	5.00%	5.00%	5.00%	5.00%

We establish our discount rates based upon the internal rate of return for a portfolio of high quality bonds with maturities consistent with the nature and timing of future cash flows for each specific plan.  The expected long-term rate of return on plan assets assumption is based on the target asset allocation policy and the expected future rates of return on assets for each specific plan.

A 1 percent change in the assumed health care cost trend rates would have the following effect as of December 31, 2010:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on postretirement benefit obligation	$1	$(1)

Our costs for postretirement medical benefits are capped for many current retirees and for active employees; therefore, the impact of this hypothetical change in the assumed health care cost trend rate is limited.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Benefit Obligations

Components of the changes in the benefit obligation of our pension, healthcare and other benefit plans were as follows:

	Pension Benefits
	December 31, 2010	December 31, 2009
Changes in Benefit Obligation
Benefit obligation as of beginning of period	$1,044	$1,010
Service costs	3	2
Interest cost	52	59
Contributions	1	1
Actuarial losses	13	115
Foreign currency	(12)	18
Benefits paid	(95)	(155)
Other	2	(6)
Benefit obligation at end of period	$1,008	$1,044
Accumulated Benefit Obligation	$970	$1,012

	Healthcare and Other Benefits
	December 31, 2010	December 31, 2009
Changes in Benefit Obligation
Benefit obligation as of beginning of period	$217	$236
Service costs	3	5
Interest cost	9	13
Contributions	21	23
Actuarial gains	(19)	(7)
Foreign currency	1	1
Federal subsidy on benefits paid	2	2
Benefits paid	(46)	(56)
Benefit obligation at end of period	$188	$217

The significant weighted average actuarial assumptions used to estimate the projected benefit obligation for our pension, healthcare and other benefit plans were as follows:

	Pension Benefits
	December 31, 2010	December 31, 2009
Discount rate	5.00%	5.25%
Rate of compensation increase (a)	4.00%	4.50%

(a)
The rate of compensation increase for all periods relates specifically to our foreign pension plans.  The rate of compensation increase is not applicable to the valuation of U.S. pension plans due to the cessation of future benefit accruals in prior years for participants in the U.S. pension plans.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

	Healthcare and Other Benefits
	December 31, 2010	December 31, 2009
Discount rate	4.75%	4.75%
Assumed trend rate for healthcare costs	7.50%	8.00%
Ultimate trend rate for healthcare costs	5.00%	5.00%

Plan Assets

Plan investments, whether equity or debt securities, real estate, or other, are measured at their fair value as of the measurement date. Components of the changes in fair value of plan assets of our plan assets were as follows:

	Pension Benefits
	December 31, 2010	December 31, 2009
Changes in Fair Value of Plan Assets
Fair value of plan assets at beginning of period	$681	$619
Actual return on plan assets	81	131
Contributions	69	77
Foreign currency	(7)	15
Benefits paid	(95)	(155)
Other	--	(6)
Fair value of plan assets at end of period	$729	$681

	Healthcare and Other Benefits
	December 31, 2010	December 31, 2009
Changes in Fair Value of Plan Assets
Fair value of plan assets at beginning of period	$174	$173
Actual return on plan assets	16	10
Contributions	38	45
Federal subsidy on benefits paid	2	2
Benefits paid	(46)	(56)
Fair value of plan assets at end of period	$184	$174

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

At December 31, 2010, plan investments were valued as follows:

	Pension Benefits				Healthcare and Other Benefits
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Securities:
Common collective trusts (a)	$343	$--	$343	$--	$--	$--	$--	$--
Solutia common stock	--	--	--	--	28	28	--	--
Debt Securities:
Common collective trusts (a)	88	--	88	--	--	--	--	--
Corporate bonds (b)	129	--	129	--	10	--	10	--
U.S. Government Sponsored (c)	2	--	2	--	92	--	92	--
U.S. State Sponsored (c)	1	--	1	--
Foreign Government Sponsored (c)	1	--	1	--	13	--	13	--
Asset-backed securities (d)	14	--	14	--	--	--	--	--
Other Types of Investments:
Cash and cash equivalents (e)	12	8	4	--	41	--	41	--
Multi-asset common collective trusts (f)	138	--	138	--	--	--	--	--
Private equity funds (g)	1	--	--	1	--	--	--	--
Total Investments	$729	$8	$720	$1	$184	$28	$156	$--

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

(c)
Government agency securities consist of bills, notes, bonds, and other fixed income securities issued directly by the U.S. Treasury or other government-sponsored enterprises. These assets are valued using a bid evaluation process with bid data provided by independent pricing sources.

(d)
Asset backed securities are comprised of securities collateralized by a specified pool of underlying assets. These assets are valued using a bid evaluation process with bid data provided by independent pricing sources.

(e)	Cash equivalents consist of money market accounts valued at $1.00 per unit.
(f)
Multi-asset common collective trusts are comprised of shares or units in commingled funds that are not publicly traded.  The underlying assets in these funds are equity securities, bonds, mutual funds and term deposits and are valued using a market approach with either unadjusted quotes in active markets (Level 1) or quoted prices for similar assets or other observable inputs (Level 2).

(g)
Private equity funds represent limited partnership interests which are valued by the general partners based on the underlying assets in each fund.  Changes in fair value for the twelve months ended December 31, 2010 for these assets were comprised of sales and settlements of $1.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

At December 31, 2009, plan investments were valued as follows:

	Pension Benefits				Healthcare and Other Benefits
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity Securities:
Common collective trusts (a)	$396	$--	$396	$--	$--	$--	$--	$--
Solutia common stock	--	--	--	--	15	15	--	--
Debt Securities:
Common collective trusts (a)	172	--	172	--	--	--	--	--
Corporate bonds (b)	30	--	30	--	--	--	--	--
Federal agencies (c)	3	--	3	--	40	--	40	--
Asset-backed securities (d)	14	--	14	--	--	--	--	--
Other Types of Investments:
Cash and cash equivalents (e)	45	3	42	--	119	--	119	--
Multi-asset common collective trusts (f)	19	--	19	--	--	--	--	--
Private equity funds (g)	2	--	--	2	--	--	--	--
Total Investments	$681	$3	$676	$2	$174	$15	$159	$--

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
(f)
Multi-asset common collective trusts are comprised of shares or units in commingled funds that are not publicly traded.  The underlying assets in these funds are equity securities, bonds, mutual funds and term deposits and are valued using a market approach with either unadjusted quotes in active markets (Level 1) or quoted prices for similar assets or other observable inputs (Level 2).

(g)
Private equity funds represent limited partnership interests which are valued by the general partners based on the underlying assets in each fund.  Changes in fair value for the twelve months ended December 31, 2009 for these assets were comprised of unrealized losses of less than $1.

The weighted-average asset allocation for our pension and other postretirement plans and the target allocation for 2010, by asset category, follows:

Pension Benefits
Asset Category	2011 Target Allocation	December 31, 2010	December 31, 2009
Equity securities	55-60%	57%	58%
Debt securities	35-40	39	32
Other	0-3	2	3
Cash and cash equivalents	0-2	2	7
Total	100%	100%	100%

Our pension plan asset investment strategy is to maintain an asset allocation that is diversified among multiple asset classes, and among multiple managers within each asset class, in order to minimize the risk of large losses and to maximize the long-term risk-adjusted rate of return.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Healthcare and Other Benefits
Asset Category	2011 Target Allocation	December 31, 2010	December 31, 2009
Debt securities	65-90%	63%	23%
Cash and cash equivalents	10-20	22	68
Solutia common stock	0-15	15	9
Total	100%	100%	100%

Our other postretirement benefits plan asset investment strategy is to invest in short-term, well-diversified, high quality investment instruments, with a primary objective of capital preservation.

Funded Status

The funded status of our plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. The funded status of our principal pension, healthcare and other benefit plans at December 31, 2010 and 2009 and the related amounts recognized in the Consolidated Statement of Financial Position was as follows:

	Pension Benefits		Healthcare and Other Benefits
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Fair value of plan assets	$729	$681	$184	$174
Projected benefit obligation	1,008	1,044	188	217
Funded Status	$(279)	$(363)	$(4)	$(43)

	Pension Benefits		Healthcare and Other Benefits
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Long-term asset	$4	$3	$18	$--
Current liability	$--	$--	$(3)	$(3)
Long-term liability	$(283)	$(366)	$(19)	$(40)
Accumulated other comprehensive loss:
Net actuarial (gain) loss	$183	$212	$(62)	$(41)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligation in excess of plan assets and for the pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Projected benefit obligation	$988	$949	$951	$943
Accumulated benefit obligation	$957	$922	$931	$917
Fair value of plan assets	$710	$583	$680	$578

The accumulated postretirement benefit obligation exceeds plan assets for all of our other postretirement benefit plans.

We actively manage funding of our domestic qualified pension plans in order to meet the requirements of the IRS and the Pension Benefits Guarantee Corporation (a U.S. federal agency).  We contributed $50, $14 of which was voluntary, in the twelve months ended December 31, 2010, $65 in the twelve months ended December 31, 2009, $31 in the ten months ended December 31, 2008 and $15 in the two months ended February 29, 2008 to the qualified pension plans in accordance with IRS funding rules.  According to current IRS funding rules, we estimate that we will be required to make approximately $39 in pension contributions to our U.S. qualified pension plans in 2011.  In addition, we contributed $18 in the twelve months ended December 31, 2010, $11 in the twelve months ended December 31, 2009, $6 in the ten months ended December 31, 2008 and $2 in the two months ended February 29, 2008, respectively, to fund our foreign pension plans.  Moreover, we expect to be required to fund $8 in pension contributions for our foreign pension plans in 2011.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Estimated Future Benefit Payments

Based on current information, estimated benefit payments expected to be made over the next five years and the cumulative five year period thereafter are as follows:

	Pension Benefits	Healthcare and Other Benefits
2011	$118	$32
2012	90	29
2013	83	26
2014	95	22
2015	77	19
2016-2020	326	33

We have available as of December 31, 2010, pension and other postretirement benefit plan assets of $729 and $184, respectively, to fund these future estimated benefit payments.

13.  Employee Savings Plans

Substantially all of our U.S. employees are eligible to participate in the Solutia Savings and Investment Plans (“SIP”), a 401(k) plan with matching contributions being invested in the same manner as participants’ personal SIP contributions.  For the twelve months ended December 31, 2009, our matching contributions were suspended, subject to any agreements with our unions.  Effective in January of 2010, the employer match was reinstated at 50 percent on the first 7 percent of a participant’s qualified contributions with an additional performance match to be determined based upon Company performance. Our cash contributions related to the employer match were $8, of which $4 related to the additional performance match, for the twelve months ended December 31, 2010, $2 in the twelve months ended December 31, 2009, $15 in the ten months ended December 31, 2008 ($8 of which pertains to our Integrated Nylon business) and $3 in the two months ended February 29, 2008 ($2 of which pertains to our Integrated Nylon business). Our SIP matching contribution percentage for eligible employees was 100 percent on the first 7 percent of a participant’s qualified contributions during 2009 and 2008.

14.  Share-Based Compensation

All previous equity interests, including shares authorized for grant and options outstanding as of the date of our emergence were cancelled upon the Effective Date.  On the Effective Date, pursuant to the Plan, we adopted the Solutia Inc. 2007 Management Long-Term Incentive Plan (“2007 Management Plan”).  The 2007 Management Plan, as amended by our stockholders at its annual meeting on April 21, 2010 (“Amended and Restated 2007 Management Plan”), authorizes us to issue up to 10,840,000 shares of our common stock for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards.  The shares used may be newly issued shares, treasury shares except for shares forfeited for taxes, or a combination.  As of December 31, 2010, 3,802,577 shares from the Amended and Restated 2007 Management Plan remain available for grants.

Also on the Effective Date, we adopted the Solutia Inc. 2007 Non-Employee Director Stock Compensation Plan (“2007 Director Plan”).  The 2007 Director Plan authorizes up to 250,000 shares of our common stock for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards.  The shares used may be newly issued shares, treasury shares or a combination.  As of December 31, 2010, 114,302 shares from the 2007 Director Plan remain available for grants.

Stock Options

We granted options to purchase a total of 1,037,625, 20,000, and 2,946,544 shares of common stock to eligible employees under the 2007 Management Plan during the twelve months ended December 31, 2010, 2009 and ten months ended December 31, 2008, respectively.  No options were granted under our 2007 Director Plan for any periods presented.  The options (i) have an exercise price of not less than 100 percent of the fair market value of the common stock on the grant date, (ii) become exercisable in three or four equal installments on the first, second, third, and fourth (if applicable) anniversary of the grant date, subject to the employee’s continued employment and (iii) expire on the tenth anniversary of the grant date.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

We determine the fair value of stock options at the grant date using a Black-Scholes model, which requires us to make several assumptions including risk-free interest rate, expected dividends and volatility.  The risk-free rate is based on the U.S. Treasury yield curve in effect for the expected term of the options at the time of grant. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so.  Due to our Chapter 11 Case, our historical volatility data and employee stock option exercise patterns were not considered in determining the volatility data and expected life assumptions.  Instead, the volatility assumptions were based on (i) historical volatilities of the stock of comparable chemical companies whose shares are traded using daily stock price returns equivalent to the expected term of the options and (ii) implied volatility.  The expected life of an option was determined based on a simplified assumption that the option will be exercised evenly from the time it becomes exercisable to expiration.

The weighted average fair value of options granted during the twelve months ended December 31, 2010 and 2009 and the ten months ended December 31, 2008 was determined based on the following weighted average assumptions:

	December 31, 2010	December 31, 2009	December 31, 2008

Expected volatility	37.2%	35.4%	26.1%
Expected term (in years)	6	6	6
Risk-free rate	3.12%	2.30%	4.24%
Weighted average grant date fair value	$7.13	$4.44	$5.91

A summary of stock option activity for the twelve months ended December 31, 2010 and 2009 and ten months ended 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (a)
Outstanding at February 29, 2008	--	--	--	--
Granted	2,946,544	$17.29	--	--
Exercised	--	--	--	--
Forfeited or expired	(183,834)	17.23	--	--
Outstanding at December 31, 2008	2,762,710	$17.29	9.2	$--
Vested or Expected to Vest at December 31, 2008	2,369,734	$17.29	9.2	$--
Exercisable at December 31, 2008	54,333	$17.33	9.2	$--

Outstanding at December 31, 2008	2,762,710	$17.29	9.2	--
Granted	20,000	11.64	--	--
Exercised	--	--	--	--
Forfeited or expired	(880,751)	17.30	--	--
Outstanding at December 31, 2009	1,901,959	$17.21	8.2	$--
Vested or Expected to Vest at December 31, 2009	1,883,896	$17.24	8.2	$--
Exercisable at December 31, 2009	637,721	$17.28	8.2	$--

Outstanding at December 31, 2009	1,901,959	$17.21	8.2	$--
Granted	1,037,625	16.93	--	--
Exercised	(110,211)	16.45	--	--
Forfeited or expired	(149,483)	16.80	--	--
Outstanding at December 31, 2010	2,679,890	$17.16	8.0	$16
Vested or Expected to Vest at December 31, 2010	2,606,771	$17.15	7.9	$15
Exercisable at December 31, 2010	1,114,042	$17.29	7.2	$6

(a)
Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of our common stock as of the applicable reporting date.  If the exercise price of the underlying awards is higher than the quoted market price of our common stock as of the reporting date, the intrinsic value of the award is $0.

During the twelve months ended December 31, 2010 and 2009 and the ten months ended December 31, 2008, we recognized $5, $6 and $5 of compensation expense related to our stock options, respectively, of which $1 was allocated to discontinued operations for 2009 and 2008.  Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $6 as of December 31, 2010 and will be recognized as expense over a remaining weighted average period of 1.9 years.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)
Restricted Stock Awards

We granted 639,860 shares and 36,447 shares of restricted stock awards to eligible employees under the Amended and Restated 2007 Management Plan and to our non-employee directors under the 2007 Director Plan, respectively, during the twelve months ended December 31, 2010.  Approximately half of the shares granted under the Amended and Restated 2007 Management Plan during the year ended December 31, 2010 vest upon completion of a service condition and the remaining one half of the shares vest based upon the attainment of certain performance and market conditions (“2010 Performance Shares”).  The service condition shares vest 100 percent in April 2014 and the Performance Shares vest in April 2013 if attainment of the performance and market conditions is achieved.  The actual vesting of the Performance Shares could range from zero to 175 percent of the targeted number of shares depending upon actual performance.  Of the shares granted under the 2007 Director plan, 6,227 represent an initial equity retainer that vests in three equal installments on the anniversary of the grant.  The remaining balance of the shares, representing annual equity retainers, vest in three equal installments, with the first installment vesting as of the date of the grant and the remaining vesting equally on the first and second anniversary of the grant date.  We granted 2,417,859 shares of restricted stock awards to eligible employees under the 2007 Management Plan during the twelve months ended December 31, 2009.  Approximately two thirds of the shares granted under the 2007 Management Plan during the year ended December 31, 2009 vest upon completion of a service condition and the remaining one third of the shares vest based upon the attainment of certain performance and market conditions (“2009 Performance Shares”).  The service condition shares vest 40 percent in both July 2010 and 2011 and 20 percent in July 2012. The performance and market condition shares vest in February 2012 if attainment of the performance and market conditions is achieved.    During the ten months ended December 31, 2008, we granted 1,508,815 shares and 46,160 shares of restricted stock awards to eligible employees under the 2007 Management Plan and to our non-employee directors under the 2007 Director Plan, respectively.  The shares granted during the ten months ended December 31, 2008 vest ratably over a three year service period.

A summary of restricted stock award activity for the twelve months ended December 31, 2010, and 2009 and the ten months ended December 31, 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at February 29, 2008	--	--
Granted	1,554,975	$16.19
Vested	(96,568)	15.24
Forfeited	(38,867)	17.05
Outstanding at December 31, 2008	1,419,540	$16.24
Granted	2,417,859	8.10
Vested	(825,029)	15.54
Forfeited	(116,069)	14.21
Outstanding at December 31, 2009	2,896,301	$9.71
Granted	676,307	18.84
Vested	(958,817)	10.88
Forfeited	(64,469)	12.78
Outstanding at December 31, 2010	2,549,322	$11.61

During the twelve months ended December 31, 2010 and 2009 and the ten months ended December 31, 2008, we recognized $15, $13 and $8 of compensation expense related to our restricted stock awards, respectively, of which, $1 was allocated to discontinued operations for 2009 and 2008.  Pre-tax unrecognized compensation expense for restricted stock awards, net of estimated forfeitures, was $16 as of December 31, 2010 and will be recognized as expense over a remaining weighted average period of 1.8 years.

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

15.  Shareholders' Equity

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

No dividends were paid by the Predecessor in the two months ended February 29, 2008 or by the Successor in the twelve months ended December 31, 2010 and 2009 and the ten months ended December 31, 2008 and we have no current plans to do so.

We have 100 million shares of preferred stock, par value $0.01 per share, authorized.  As of December 31, 2010 and 2009 there were no preferred shares issued or outstanding.

16.  Commitments and Contingencies

Commitments

Commitments, principally in connection with uncompleted additions to property, were approximately $29 and $5 at December 31, 2010 and 2009, respectively.  In addition, we were contingently liable under letters of credit totaling $29 and $49 as of December 31, 2010 and 2009, respectively.  The letters of credit included $1 which were cash collaterized both at December 31, 2010 and 2009, primarily related to environmental remediation and various insurance related activities.  The cash underlying these collateralized letters of credit is contractually restricted and accordingly is excluded from cash and cash equivalents and recorded in other assets within the Consolidated Statement of Financial Position as of December 31, 2010 and 2009.  Our future minimum payments under operating leases and various unconditional purchase obligations are as follows:

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

	Payments by Period
Future Minimum Payments	2011	2012	2013	2014	2015	2016 and thereafter
Operating leases	$11	$9	$8	$7	$6	$9
Unconditional purchase obligations	113	49	17	2	1	1
Total	$124	$58	$25	$9	$7	$10

Contingencies

Litigation

We are a party to legal proceedings, which have arisen in the ordinary course of business and involve claims for monetary damages.  As of December 31, 2010 and December 31, 2009, we accrued approximately $3 and $2, respectively, for legal costs to defend ourselves in legal matters.

Except for the potential effect of an unfavorable outcome with respect to our Legacy Tort Claims litigation, it is our opinion that the aggregate of all claims and lawsuits will not have a material adverse impact on our consolidated financial statements.

Legacy Tort Claims Litigation

Pursuant to the Amended and Restated Settlement Agreement effective February 28, 2008, entered into by us and Monsanto in connection with our emergence from Chapter 11 (the “Monsanto Settlement Agreement”), Monsanto is responsible to defend and indemnify us for any Legacy Tort Claims as that term is defined in the Monsanto Settlement Agreement, while we retain responsibility for tort claims, if any, which may arise out of our conduct after our spinoff from Pharmacia, which occurred on September 1, 1997.  We or our 100 percent owned subsidiary, Flexsys, have been named as defendants in the following actions, and have submitted the matters to Monsanto as Legacy Tort Claims.  However, to the extent these matters relate to post Solutia Spinoff conduct or such matters are not within the meaning of Legacy Tort Claims as defined in the Monsanto Settlement Agreement, we could potentially be liable.

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

Beginning in February 2008, Flexsys, Monsanto, Pharmacia, Akzo Nobel and another third party were named as defendants in approximately seventy-five individual lawsuits, and Solutia was named in two individual lawsuits, filed in various state court jurisdictions by residents or former residents of Putnam County, West Virginia.  The largely identical complaints allege that the residents were exposed to potentially harmful levels of dioxin particles from the Nitro facility.  Plaintiffs did not specify the amount of their alleged damages in their complaints.  In 2009, over fifty additional nearly identical complaints were filed by individual plaintiffs in the Putnam County area, which named Solutia and Flexsys as defendants, and one additional complaint was filed in January 2011.

The claims in this matter concern alleged conduct occurring while Flexsys was a joint venture between us and Akzo Nobel, and any potential damages in these cases would be evenly apportioned between us and Akzo Nobel to the extent such claims are determined not to be Legacy Tort Claims.

Escambia County, Florida Litigation.  In June 2008, a group of approximately fifty property owners and business owners in the Pensacola, Florida area filed a lawsuit in the Circuit Court for Escambia County, Florida against Monsanto, Pharmacia, Solutia and the plant manager at Solutia's former Pensacola plant, an Integrated Nylon asset that was included in the divestiture of our Integrated Nylon business.  The lawsuit, entitled John Allen, et al. v. Monsanto Company, et al., alleges that the defendants are responsible for elevated levels of PCBs in the Escambia River and Escambia Bay due to past and continuing releases of PCBs from the Pensacola plant.  The plaintiffs seek: (1) damages associated with alleged decreased property values caused by the alleged contamination and (2) remediation of the alleged contamination in the waterways.  Plaintiffs did not specify the amount of their alleged damages in their complaint.  Plaintiffs have subsequently amended their complaint to add additional plaintiffs to the litigation, such that 111 property and business owners are now named as plaintiffs.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

St. Clair County, Illinois and Related Litigation. In February 2009, a purported class action lawsuit was filed in the Circuit Court of St. Clair County, Illinois against Solutia, Pharmacia, Monsanto and two other unrelated defendants alleging the contamination of the plaintiff’s property from PCBs, dioxins, furans and other hazardous substances emanating from the defendants’ facilities in Sauget, Illinois (including our W.G. Krummrich site in Sauget, Illinois).  The proposed class action is comprised of residents who live within a two-mile radius of the Sauget facilities.  The plaintiffs are seeking damages for medical monitoring and the costs associated with remediation and removal of contaminants from their property.  This action is one of several lawsuits (primarily filed by the same plaintiffs’ counsel) over the past year regarding alleged historical contamination from the W.G. Krummrich site.

In addition to the purported class action lawsuit, twenty additional individual lawsuits have been filed since February 2009 against the same defendants (including Solutia) comprised of claims from over one thousand individual residents of Illinois who claim they suffered illnesses and/or injuries as well as property damages as a result of the same PCBs, dioxins, furans and other hazardous substances allegedly emanating from the defendants’ facilities in Sauget.  In June 2010, a group of approximately 1,200 plaintiffs also filed wrongful death claims in a lawsuit in St. Clair County arising out of alleged contamination from the defendants’ facilities.  Moreover, four additional individual lawsuits comprised of claims from twelve plaintiffs were filed between January and April 2010 in Madison County, Illinois, alleging that plaintiffs suffered illnesses resulting from exposure to benzene, PCBs, dioxins, furans and other hazardous substances.  Lastly, in June 2010, a second purported class action lawsuit was filed in the Circuit Court of St. Louis City, Missouri against the same defendants alleging the contamination of the plaintiffs’ property from PCBs, dioxins, furans and other hazardous substances emanating from the defendants’ facilities in Sauget, Illinois and from our now-closed Queeny plant in St. Louis.  The plaintiffs are seeking damages for medical monitoring and the costs associated with remediation and removal of alleged contaminants from their property.  The proposed class members include residents exclusively within the state of Missouri.

Upon assessment of the terms of the Monsanto Settlement Agreement and other defenses available to us, we believe the probability of an unfavorable outcome to us on the Putnam County, West Virginia; Escambia County, Florida; and St. Clair County, Illinois and related litigation against us is remote and, accordingly, we have not recorded a loss contingency.  Nonetheless, if it were subsequently determined these matters are not within the meaning of Legacy Tort Claims, as defined in the Monsanto Settlement Agreement, or other defenses to us were unsuccessful, it is reasonably possible we would be liable for an amount which cannot be estimated but which could have a material adverse effect on our consolidated financial statements.

Resolution of Tax Indemnification

During the second quarter 2010, we received a favorable settlement in a tax indemnification case related to income taxes we paid on a business for periods prior to our acquisition.  The settlement resulted in an $8 gain recorded in other income, net within Unallocated and Other during the year ended December 31, 2010.

Environmental Liabilities

In the ordinary course of business, we are subject to numerous environmental laws and regulations covering compliance matters or imposing liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances.  We have incurred, and we may in the future incur, liabilities to investigate and clean up waste or contamination at our current facilities, properties adjacent to our current facilities or facilities operated by third parties at where we may have disposed of waste or other materials.  Under some circumstances, the scope of our liability may extend to damages to natural resources for which we have accrued $2 as of December 31, 2010 and 2009, exclusive of the balances noted below.  In almost all cases, our potential liability arising from historical contamination is based on operations and other events occurring at our facilities or as a result of their operation prior to the Solutia Spinoff.

Further, under terms of the Monsanto Settlement Agreement and our Plan, we have agreed to share responsibility with Monsanto for the environmental remediation at certain locations outside our plant boundaries in Anniston, Alabama, and Sauget, Illinois which were also incurred prior to the Solutia Spinoff (the “Shared Sites”).  Under this cost-sharing arrangement, we are responsible for the funding of environmental liabilities at the Shared Sites from the Effective Date up to a total of $325 after the exhaustion of funds from the special purpose entity dedicated to the Shared Sites.  Thereafter, if needed, we and Monsanto will share responsibility equally.  From the Effective Date through December 31, 2010, we have made cash payments of $24 million toward remediation of Shared Sites after exhaustion of the special purpose entity funds and have accrued an additional $166 million to be paid over the life of the Shared Sites remediation activity.

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

Total
Balance at December 31, 2008	$309
Charges taken	10
Amounts utilized (a)	(29)
Currency fluctuations	1
Balance at December 31, 2009	291
Charges taken	8
Amounts utilized	(26)
Currency fluctuations	--
Balance at December 31, 2010	$273

	December 31, 2010	December 31, 2009
Environmental Remediation Liabilities, current	$29	$31
Environmental Remediation Liabilities, long-term	244	260
Total	$273	$291

(a)	For the twelve months and ten months ended December 31, 2009 and 2008, allowable expenditures of $28 and $18, respectively, were reimbursed to us by a special purpose entity established with proceeds of stock issued by us on the Effective Date.

In addition to accrued environmental liabilities, there are costs which have not met the definition of probable, and accordingly, are not recorded in the Consolidated Statement of Financial Position.  These loss contingencies are monitored regularly for a change in fact or circumstance that would require an accrual adjustment.  These matters involve significant unresolved issues, including the interpretation of applicable laws and regulations, the outcome of negotiations with regulatory authorities and alternative methods of remediation.  Because of these uncertainties, the potential liability for existing environmental remediation may range up to two times the amount recorded, which would be settled through cash payment over an extended period of time.

Except as noted below, we believe that these matters, when ultimately resolved, which may be over an extended period of time, will not have a material adverse effect on our Consolidated Statement of Financial Position, but could have a material adverse effect on our Consolidated Statement of Operations in any given period.  Our significant sites are described in more detail below.

Anniston, Alabama: On Aug. 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Revised Partial Consent Decree, pursuant to which Pharmacia and Solutia are obligated to perform, among other things, residential cleanup work and a remedial investigation/feasibility study (“RI/FS”) as a result of PCB contamination from our Anniston plant, which occurred prior to the Solutia Spinoff.  The residential cleanup of available properties was completed in 2010 and an interim institutional control program will be evaluated and developed if needed in 2011 to address future changes to residential properties.  Furthermore, the Anniston Plant Site RI/FS was approved by the United States Environmental Protection Agency (“USEPA”) in 2010 and we expect that Record of Decision setting out the required remedies to be issued in 2011.  The RI/FS for the non-residential properties and the creeks/floodplain are ongoing but it is probable that some level of remediation and/or sediment removal will be required in the future.  We have accrued for this liability based upon our understanding of the level and extent of contamination in these areas, the remedial effort likely to be required by various governmental organizations and estimated costs associated with similar remediation projects.  We may recover some of our investigation and remediation costs from parties, against whom we filed a cost recovery action in July 2003 but because the eventual outcome of these proceedings is uncertain, our environmental liability at December 31, 2010 does not incorporate this potential reimbursement.  State and Federal Natural Resource Damage Trustees have asserted a claim for potential natural resource damage and advised us that they are preparing to undertake an assessment as to the nature and extent of such damages.  These Trustees have requested we consider entering into a cooperative agreement to perform a damage assessment and discussions on such an agreement are ongoing.  As of December 31, 2010, we have accrued $112 for all environmental remediation projects in the Anniston, Alabama area which represents our best estimate of the ultimate liability.  Timing of the remediation will not be established until we complete the RI/FS, a Record of Decision is issued by the United States Environmental Protection Agency (“USEPA”), and a consent decree is negotiated and entered by the court to cover the selected remediation, which will take several years.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Sauget, Illinois: A number of industries, including our W.G. Krummrich Plant, have operated and disposed of wastes in Sauget, Illinois.  Areas of contamination from these industrial operations, which for our W.G. Krummrich Plant occurred prior to the Solutia Spinoff, have been classified as part of either the Sauget Area 1 Sites or the Sauget Area 2 Sites.  We conducted a RI/FS for the Sauget Area 1 Sites under an Administrative Order on Consent issued on January 21, 1999.  Although an extensive removal action for one of the Sauget Area 1 Sites was conducted under a Unilateral Administrative Order issued on May 31, 2000, the cost and timing of any additional required remedial actions will be established only after a Record of Decision is issued by the USEPA, and a consent decree is negotiated and entered by the court to cover the selected remediation.  We have an agreement with two other potentially responsible parties (“PRPs”) to enter into an allocation proceeding upon issuance of the Record of Decision to resolve our respective shares of the liability for the Sauget Area 1 Sites.  With respect to the Sauget Area 2 Sites, we, in coordination with 19 other PRPs, are also required to conduct a RI/FS for the Sauget Area 2 Sites under an Administrative Order on Consent issued effective November 24, 2000.  We submitted the revised RI/FS report with these PRPs based on interim allocations and have agreed, upon issuance of the Record of Decision, to participate in an allocation proceeding to fully resolve each PRP’s share of the liability for the investigation and remediation costs.  For each of the Sauget Area 1 and 2 Sites, we anticipate the USEPA and Illinois Environmental Protection Agency (“IEPA”) to issue a Record of Decision with final action for the landfill/impoundment covers within the next two years.   However, although an interim groundwater remedy has been installed pursuant to a Unilateral Administrative Order issued on October 3, 2002, it is uncertain when the USEPA and IEPA will issue a final remedy for the groundwater operable unit.  Our ultimate exposure at these sites will depend on the final remedial actions to be taken and on the level of contribution from other PRPs.  In addition, several PRPs, including Solutia and Pharmacia, received in June 2009 from the U.S. Department of the Interior, on behalf of various federal and state natural resource trustees, a notice of intent to perform and an invitation to cooperate in a natural resource damage assessment for the Sauget Industrial Corridor.  Our best estimate of the ultimate cost of all remedial measures that will be required at the Sauget, Illinois area sites is $68 for which we have accrued as of December 31, 2010.

W. G. Krummrich Site:  We entered into a Consent Order under the U.S. Resource Conservation and Recovery Act of 1976, as amended, effective May 3, 2000, to investigate and remediate soil and groundwater contamination from our manufacturing operations at the W.G. Krummrich Plant, which occurred prior to the Solutia Spinoff.  We conducted an extensive corrective measures study and a Final Decision was issued by the USEPA in February 2008 setting out the required corrective measures to be completed.  Due to the complexity of the contamination issues at this site, certain of the corrective measures will be performed in phases with the final remediation approach and timing for some of the corrective measures being determined only after investigation and pilot testing phases are completed and fully evaluated.  Our best estimate of the ultimate cost of the remaining corrective measures that will be required at the W.G. Krummrich Site is $23 which we have accrued as of December 31, 2010.

We also have accruals for remedial obligations at several of our current or former manufacturing sites which we have owned or operated since the Solutia Spinoff.  Our best estimate of the ultimate cost of all corrective measures that will be required at these sites is $70 which we have accrued as of December 31, 2010.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

17.  Supplemental Data

Supplemental income statement and cash flow data from continuing operations were as follows:

	Successor			Predecessor
Income Statement:	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009	Ten Months Ended December 31, 2008	Two Months Ended February 29, 2008
Raw material and energy costs	$819	$523	$739	$156
Employee compensation and benefits	$304	$303	$330	$68
Depreciation expense	$78	$74	$61	$10
Amortization of capitalized computer software	$4	$3	$3	$1
Taxes other than income	$90	$97	$75	$15
Rent expense	$16	$19	$17	$3
Provision for doubtful accounts (net of recoveries)	$2	$2	$--	$--

Interest expense:
Total interest cost	$141	$122	$143	$22
Less capitalized interest	2	1	3	1
Net interest expense	$139	$121	$140	$21

Cash Flow:
Cash payments for interest	$110	$100	$114	$43
Cash payments for income taxes	$34	$19	$23	$4

Non-Cash Investing Activities:
Capital expenditures included in accounts payable	$8	$2	$14	$10

18. Segment and Geographic Data

We are a global manufacturer and marketer of a variety of high-performance chemical-based materials, which are used in a broad range of consumer and industrial applications.  Our operations are managed and reported in three reportable segments consisting of Advanced Interlayers (formerly Saflex), Performance Films (formerly CPFilms) and Technical Specialties.  The reportable segment name changes in 2010 did not affect the organizational structure, financial results or the composition of the products within each reportable segment.

The Advanced Interlayers reportable segment is a global manufacturer of interlayers for laminated glass and encapsulants for the photovoltaic market.  The Performance Films reportable segment is a manufacturer of performance films for after-market applications which add functionality to glass.  The Technical Specialties reportable segment is a global manufacturer of specialty chemicals for the rubber, solar energy, process manufacturing and aviation industries.  The major products by reportable segment are as follows:

Reportable Segment	Products
Advanced Interlayers	•SAFLEX® plastic interlayer •VISTASOLAR® ethyl vinyl acetate encapsulants •Specialty intermediate polyvinyl butyral resin and plasticizer
Performance Films	•LLUMAR®, VISTA®, GILA®, V-KOOL®, HUPER OPTIK® and FORMULAONE® professional and retail window films •FLEXVUE™ precision coated films and other enhanced polymer films for industrial customers
Technical Specialties	•CRYSTEX® insoluble sulphur •SANTOFLEX® antidegradants •THERMINOL® heat transfer fluids •SKYDROL® aviation hydraulic fluids

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

The performance of our operating segments is evaluated based on segment profit, defined as earnings from continuing operations before interest expense, loss on debt extinguishment, income taxes, depreciation and amortization less net income attributable to noncontrolling interests and reorganization items, net (“EBITDA”). Segment profit includes selling, general and administrative, research, development and other operating expenses, gains and losses from asset dispositions and restructuring charges, net income attributable to noncontrolling interests and other income and expense items that can be directly attributable to the segment.  Certain operations, expenses and other items that are managed outside the reportable segments are reported as Unallocated and Other.  Unallocated and Other is comprised of corporate expenses, adjustments to our LIFO valuation reserve, adjustments to our environmental liabilities, equity earnings from affiliates, other income and expense items including currency gains/losses, gains and losses from asset dispositions and restructuring charges that are not directly attributable to the reportable segments in addition to operating segments that do not meet the quantitative threshold for determining reportable segments.  There were no inter-segment sales in the periods presented below.

Our 2010, 2009 and 2008 segment information follows:

	Successor						Predecessor
	Twelve Months Ended December 31, 2010		Twelve Months Ended December 31, 2009		Ten Months Ended December 31, 2008		Two Months Ended February 28, 2008
Segment:	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)
Advanced Interlayers	$828	$188	$690	$144	$697	$78	$125	$15
Performance Films	252	46	185	26	197	33	39	9
Technical Specialties	860	316	725	271	781	155	150	40
Reportable Segment totals	1,940	550	1,600	441	1,675	266	314	64
Unallocated and Other	10	(87)	18	(96)	30	(40)	7	(2)
Total	1,950	463	1,618	345	1,705	226	321	62
Reconciliation to consolidated totals:
Depreciation and Amortization		(117)		(107)		(89)		(11)
Interest expense		(139)		(121)		(140)		(21)
Loss on debt extinguishment		(89)		(38)		(1)		--
Reorganization items, net		--		--		--		1,433
Net income attributable to noncontrolling interest		4		4		5		--
Consolidated totals:
Net sales	$1,950		$1,618		$1,705		$321
Income from Continuing Operations Before Income Tax Expense		$122		$83		$1		$1,463

	Successor						Predecessor
	Twelve Months Ended December 31, 2010		Twelve Months Ended December 31, 2009		Ten Months Ended December 31, 2008		Two Months Ended February 28, 2008
Segment:	Capital Expenditures	Depreciation and Amortization	Capital Expenditures	Depreciation and Amortization	Capital Expenditures	Depreciation and Amortization	Capital Expenditures	Depreciation and Amortization
Advanced Interlayers	$36	$53	$29	$48	$52	$40	$7	$5
Performance Films	6	21	3	19	8	15	2	1
Technical Specialties	22	39	11	36	15	28	3	4
Reportable Segment totals	64	113	43	103	75	83	12	10
Unallocated and Other	2	4	1	4	7	6	3	1
Total	$66	$117	$44	$107	$82	$89	$15	$11

	2010	2009
Assets by Segment:
Advanced Interlayers	$1,585	$1,305
Performance Films	685	598
Technical Specialties	870	883
Reportable Segment totals	3,140	2,786
Reconciliation to consolidated totals:
Discontinued Operations	5	30
Unallocated and Other	392	450
Consolidated totals	$3,537	$3,266

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Our net sales by geographic region, based upon geographic region which product was shipped to, for 2010, 2009 and 2008 follows:

	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated and Other	Consolidated Totals
Successor
Twelve Months Ended December 31, 2010
U.S.	$163	$126	$199	$--	$488
Europe	404	27	216	8	655
Asia Pacific	154	82	337	2	575
Rest of World	107	17	108	--	232
	$828	$252	$860	$10	$1,950

Successor
Twelve Months Ended December 31, 2009
U.S.	$124	$105	$172	$4	$405
Europe	343	28	180	11	562
Asia Pacific	128	37	267	2	434
Rest of World	95	15	106	1	217
	$690	$185	$725	$18	$1,618

Successor
Ten Months Ended December 31, 2008
U.S.	$134	$99	$185	$9	$427
Europe	336	45	212	16	609
Asia Pacific	113	31	269	2	415
Rest of World	114	22	115	3	254
	$697	$197	$781	$30	$1,705

Predecessor
Two Months Ended February 29, 2008
U.S.	$26	$20	$37	$2	$85
Europe	62	9	44	4	119
Asia Pacific	19	6	48	--	73
Rest of World	18	4	21	1	44
	$125	$39	$150	$7	$321

With the exception of China, no foreign country, individual customer, or customer group represented greater than 10 percent of net sales for the twelve months ended December 31, 2010 and 2009, ten months ended December 31, 2008 or two months ended February 29, 2008.  During 2010 and 2009, China represented approximately 13 percent and 12 percent, respectively, of annual consolidated net sales for each period.

Our property, plant and equipment by geographic region for 2010 and 2009 follow:

	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated and Other	Consolidated Totals
Successor
December 31, 2010
U.S.	$148	$82	$83	$6	$319
Europe	203	--	146	11	360
Asia Pacific	52	1	102	--	155
Rest of World	48	--	29	--	77
	$451	$83	$360	$17	$911

Successor
December 31, 2009
U.S.	$151	$83	$84	$7	$325
Europe	213	1	160	3	377
Asia Pacific	40	--	98	--	138
Rest of World	51	--	28	--	79
	$455	$84	$370	$10	$919

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

With the exception of Belgium, no individual foreign country represented greater than 10 percent of property, plant and equipment as of December 31, 2010 or December 31, 2009.  During 2010 and 2009, Belgium represented 24 percent and 26 percent, respectively, of net property, plant and equipment.

19.  Earnings (Loss) Per Share

The following table presents the net income (loss) used in the basic and diluted earnings (loss) per share and reconciles weighted average number of shares used in the basic earnings (loss) per share calculation to the weighted average number of shares used to compute diluted earnings (loss) per share.

	Successor			Predecessor
(Shares in millions)	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009	Ten Months Ended December 31, 2008	Two Months Ended February 29, 2008

Consolidated Statement of Operations Results:
Income (Loss) from Continuing Operations	$91	$66	$(14)	$1,249
Less Net Income attributable to noncontrolling interest	4	4	5	--
Income (Loss) from Continuing Operations attributable to Solutia	$87	$62	$(19)	$1,249
Income (Loss) from Discontinued Operations	(9)	(175)	(649)	205
Net Income (Loss) attributable to Solutia	$78	$(113)	$(668)	$1,454

Weighted average number of shares outstanding used for basic earnings (loss) per share	118.9	106.5	74.7	104.5
Non-vested restricted shares	1.1	0.2	--	--
Stock options	--	--	--	--
Warrants	--	--	--	--
Weighted average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share	120.0	106.7	74.7	104.5

During the twelve months ended December 31, 2010 and 2009 and ten months ended December 31, 2008, the following shares were not included in the computation of earnings (loss) per share since the result would have been anti-dilutive.

	Twelve Months Ended December 31,		Ten Months Ended December 31,
(Shares in millions)	2010	2009	2008
Non-vested restricted shares	--	1.0	1.4
Stock options	2.5	2.4	2.8
Warrants (a)	4.5	4.5	4.5

(a)	Upon the Effective Date, we issued warrants to purchase an aggregate of 4,481,168 shares to holders of our stock at the time of the Chapter 11 Case. These warrants have an exercise price of $29.70 and expire on February 27, 2013.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

20. Quarterly Data -- Unaudited

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$448	$502	$511	$489
Gross Profit	$148	$159	$158	$143

Income (Loss) from Continuing Operations attributable to Solutia	$(56)	$54	$46	$43
Income (Loss) from Discontinued Operations, net of tax	(2)	(13)	2	4
Net Income (Loss) attributable to Solutia	$(58)	$41	$48	$47

Basic and Diluted Income (Loss) per share:
Income (Loss) from Continuing Operations attributable to Solutia	$(0.47)	$0.45	$0.38	$0.36
Income (Loss) from Discontinued Operations, net of tax	(0.02)	(0.11)	0.02	0.03
Net Income (Loss) attributable to Solutia	$(0.49)	$0.34	$0.40	$0.39

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$330	$397	$435	$456
Gross Profit	$83	$122	$139	$133

Income (Loss) from Continuing Operations attributable to Solutia	$(2)	$24	$31	$9
Loss from Discontinued Operations, net of tax	(157)	(14)	(2)	(2)
Net Income (Loss) attributable to Solutia	$(159)	$10	$29	$7

Basic and Diluted Income (Loss) per share:
Income (Loss) from Continuing Operations attributable to Solutia	$(0.02)	$0.25	$0.26	$0.08
Loss from Discontinued Operations, net of tax	(1.68)	(0.15)	(0.02)	(0.02)
Net Income (Loss) attributable to Solutia	$(1.70)	$0.10	$0.24	$0.06

Charges and gains recorded in 2010 and 2009 and other events affecting comparability have been summarized below for income (loss) from continuing operations before taxes.

Loss from continuing operations in the three months ended March 31, 2010 included charges of $89 related to the early extinguishment of our 2014 Term Loan and 2013 Revolver, $4 of acquisition costs associated with Vistasolar and Novomatrix, $3 for severance, pension settlements and retaining costs in connection with the general corporate restructuring, $3 related to the closure of the Cologne Facility and $1 related to the closure of our Ruabon Facility. Income from continuing operations in the three months ended June 30, 2010 included charges of $3 related to the closure of the Cologne Facility, $3 of acquisition costs associated with Vistasolar and Novomatrix, $1 for severance, pension settlements and training costs in connection with the general corporate restructuring, $1 related to the closure of our Ruabon Facility and $1 due to a step-up in inventory for the Novomatrix acquisition, partially offset by a gain of $8 recognized in conjunction with the settlement of a tax indemnification case. Income from continuing operations in the three months ended September 30, 2010 included charges of $5 for loss on the sale of the European Plastic Products business and $1 associated with closure of the Cologne Facility. Income from continuing operations for the three months ended December 31, 2010 included charges of $2 for severance, pension settlements and retaining costs in connection with the general corporate restructuring, $2 for the settlement of a contractual dispute and $1 related to the closure of the Cologne facility, offset by a gain of $5 on the sale of selected assets of the Perkalink business.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Loss from continuing operations in the three months ended March 31, 2009 included a $23 gain related to the reduction in the 2008 annual incentive plan, substantially offset by charges of $17 for severance and retraining costs related to the general corporate restructuring, $4 related to the closure of our production line at the Trenton Facility and $1 related to the closure of our Ruabon Facility.  The income from continuing operations for the three months ended June 30, 2009, included charges of $8 related to the repayment of the Senior Term Loan to write-off unamortized debt issuance costs and debt discount, $5 for severance and retraining costs related to the general corporate restructuring and $1 related to the closure of our production line at the Trenton Facility, partially offset by a $4 gain related to a change in estimate for the restructuring reserve related to the Ruabon Facility.   Income from continuing operations in the three months ended September 30, 2009 included charges of $6 related to net pension plan settlements, $6 for the loss resulting from the Plastic Products Sale and $4 for severance and retraining costs related to the general corporate restructuring.  The income from continuing operations in the three months ended December 31, 2009 included charges of $30 related to write-off of unamortized debt issuance costs from the $300 pay down on the 2014 Term Loan, $9 for severance and retraining costs related to the general corporate restructuring, $5 related to net pension plan settlements, $3 for Performance Films European consolidation efforts and $1 related to the closure of our Ruabon Facility, partially offset by a $3 gain related to the Thiurams Sale.

Under ASC 260 Earnings per Share, the quarterly and total year calculations of basic and diluted loss per share are based on weighted average shares outstanding for that quarterly or total year period, respectively.  As a result, the sum of basic and diluted income (loss) per share for the quarterly periods may not equal total year income (loss) per share.

21. Condensed Consolidating Financial Statements

In accordance with SEC regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” we are providing condensed consolidating financial statements as the Notes are fully and unconditionally guaranteed on a joint and several basis.

The following consolidating financial statements present, in separate columns, financial information for:  (i) Solutia, on a parent-only basis, carrying its investment in subsidiaries under the equity method; (ii) Note Guarantors on a combined basis (“Guarantors”), carrying investments in subsidiaries which do not guarantee the debt (the “Non-Guarantors”) under the equity method; (iii) Non-Guarantors on a combined basis; (vi) eliminating entries and (v) consolidated totals as of December 31, 2010 and December 31, 2009, and for the twelve months ended December 31, 2010 and 2009, the ten months ended December 31, 2008, and the two months ended February 29, 2008.  The eliminating entries primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Condensed Consolidating Statement of Operations
Twelve Months Ended December 31, 2010

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Net Sales	$481	$408	$1,753	$(692)	$1,950
Cost of goods sold	412	266	1,377	(713)	1,342
Gross Profit	69	142	376	21	608

Selling, general and administrative expenses	98	50	113	--	261
Research and development expenses and other operating income, net	12	5	(1)	--	16

Operating Income (Loss)	(41)	87	264	21	331

Equity earnings from affiliates	274	142	--	(416)	--
Interest expense	(140)	(1)	(162)	164	(139)
Other income, net	57	51	105	(194)	19
Loss on debt extinguishment	(88)	--	(1)	--	(89)

Income from Continuing Operations Before Income Tax Expense	62	279	206	(425)	122
Income tax expense	1	--	34	(4)	31
Income from Continuing Operations	61	279	172	(421)	91
Income (Loss) from discontinued operations, net of tax	17	1	(27)	--	(9)
Net Income	78	280	145	(421)	82
Net Income attributable to noncontrolling interest	--	--	4	--	4
Net Income attributable to Solutia	$78	$280	$141	$(421)	$78

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Condensed Consolidating Statement of Operations
Twelve Months Ended December 31, 2009

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Net Sales	$399	$339	$1,458	$(578)	$1,618
Cost of goods sold	345	216	1,182	(602)	1,141
Gross Profit	54	123	276	24	477

Selling, general and administrative expenses	80	58	87	--	225
Research and development expenses and other operating income (loss), net	12	3	(5)	--	10

Operating Income (Loss)	(38)	62	194	24	242

Equity earnings from affiliates	196	73	--	(269)	--
Interest expense	(121)	(1)	(154)	155	(121)
Other income, net	42	67	74	(183)	--
Loss on debt extinguishment	(38)	--	--	--	(38)

Income from Continuing Operations Before Income Tax Expense	41	201	114	(273)	83
Income tax expense	--	--	17	--	17
Income from Continuing Operations	41	201	97	(273)	66
Loss from discontinued operations, net of tax	(154)	--	(21)	--	(175)
Net Income (Loss)	(113)	201	76	(273)	(109)
Net Income attributable to noncontrolling interest	--	--	4	--	4
Net Income (Loss) attributable to Solutia	$(113)	$201	$72	$(273)	$(113)

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Condensed Consolidating Statement of Operations
Ten Months Ended December 31, 2008

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Net Sales	$427	$365	$1,546	$(633)	$1,705
Cost of goods sold	399	239	1,370	(667)	1,341
Gross Profit	28	126	176	34	364

Selling, general and administrative expenses	89	63	85	--	237
Research and development expenses and other operating income, net	6	3	--	--	9

Operating Income (Loss)	(67)	60	91	34	118

Equity earnings from affiliates	189	116	--	(305)	--
Interest expense	(141)	--	(161)	162	(140)
Other income, net	43	50	128	(197)	24
Loss on debt extinguishment	(1)	--	--	--	(1)
Reorganization items, net	(27)	(45)	72	--	--

Income (Loss) from Continuing Operations Before Income Tax Expense (Benefit)	(4)	181	130	(306)	1
Income tax expense (benefit)	--	(1)	17	(1)	15
Income (Loss) from Continuing Operations	(4)	182	113	(305)	(14)
Income (Loss) from discontinued operations, net of tax	(664)	--	15	--	(649)
Net Income (Loss)	(668)	182	128	(305)	(663)
Net Income attributable to noncontrolling interest	--	--	5	--	5
Net Income (Loss) attributable to Solutia	$(668)	$182	$123	$(305)	$(668)

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Condensed Consolidating Statement of Operations
Two Months Ended February 29, 2008

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Net Sales	$102	$76	$287	$(144)	$321
Cost of goods sold	76	44	244	(135)	229
Gross Profit	26	32	43	(9)	92

Selling, general and administrative expenses	18	9	14	--	41
Research and development expenses and other operating income, net	3	--	--	--	3

Operating Income	5	23	29	(9)	48

Equity earnings from affiliates	913	377	--	(1,290)	--
Interest expense	(16)	(2)	(18)	15	(21)
Other income (loss), net	(7)	2	14	(6)	3
Reorganization items, net	381	524	528	--	1,433

Income from Continuing Operations Before Income Tax Expense	1,276	924	553	(1,290)	1,463
Income tax expense	27	14	173	--	214
Income from Continuing Operations	1,249	910	380	(1,290)	1,249
Income from discontinued operations, net of tax	205	--	--	--	205
Net Income	1,454	910	380	(1,290)	1,454
Net Income attributable to noncontrolling interest	--	--	--	--	--
Net Income attributable to Solutia	$1,454	$910	$380	$(1,290)	$1,454

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Condensed Consolidating Balance Sheet
December 31, 2010

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia
ASSETS
Current Assets:
Cash and cash equivalents	$98	$7	$86	$--	$191
Trade receivables, net	26	40	162	--	228
Intercompany receivables	100	497	398	(995)	--
Miscellaneous receivables	14	--	61	--	75
Inventories	69	47	199	(40)	275
Prepaid expenses and other current assets	7	2	9	9	27
Current assets of discontinued operations	--	--	5	--	5
Total Current Assets	314	593	920	(1,026)	801

Net Property, Plant and Equipment	180	139	592	--	911
Investments in Affiliates	2280	559	908	(3,747)	--
Goodwill	149	192	399	--	740
Net Identified Intangible Assets	186	309	443	--	938
Intercompany Advances	439	514	1,693	(2,646)	--
Other Assets	78	2	67	--	147
Total Assets	$3,626	$2,308	$5,022	$(7,419)	$3,537

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$53	$21	$99	$--	$173
Intercompany payables	630	11	354	(995)	--
Accrued liabilities	103	10	123	(1)	235
Intercompany short-term debt	17	--	479	(496)	--
Current liabilities of discontinued operations	--	--	15	--	15
Total Current Liabilities	803	42	1,070	(1,492)	423

Long-Term Debt	1,463	--	--	--	1,463
Intercompany Long-Term Debt	108	23	2,019	(2,150)	--
Postretirement Liabilities	225	3	80	--	308
Environmental Remediation Liabilities	225	3	16	--	244
Deferred Tax Liabilities	21	11	206	--	238
Noncurrent liabilities of discontinued operations	--	--	25	--	25
Other Liabilities	49	6	42	--	97

Equity:
Common stock	1	--	--	--	1
Additional contributed capital	1,634	2,220	1,557	(3,777)	1,634
Treasury stock	(6)	--	--	--	(6)
Accumulated other comprehensive loss	(194)	--	--	--	(194)
Accumulated deficit	(703)	--	--	--	(703)
Total Shareholders’ Equity attributable to Solutia	732	2,220	1,557	(3,777)	732
Equity attributable to noncontrolling interest	--	--	7	--	7
Total Equity	732	2,220	1,564	(3,777)	739
Total Liabilities and Equity	$3,626	$2,308	$5,022	$(7,419)	$3,537

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Condensed Consolidating Balance Sheet
December 31, 2009

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia
ASSETS
Current Assets:
Cash and cash equivalents	$104	$1	$138	$--	$243
Trade receivables, net	27	43	190	--	260
Intercompany receivables	188	357	326	(871)	--
Miscellaneous receivables	7	2	71	--	80
Inventories	65	35	176	(29)	247
Prepaid expenses and other current assets	24	1	7	5	37
Current assets of discontinued operations	10	--	20	--	30
Total Current Assets	425	439	928	(895)	897

Net Property, Plant and Equipment	182	142	595	--	919
Investments in Affiliates	2,064	421	52	(2,537)	--
Goodwill	150	191	170	--	511
Net Identified Intangible Assets	194	320	289	--	803
Intercompany Advances	153	552	1,259	(1,964)	--
Other Assets	92	4	40	--	136
Total Assets	$3,260	$2,069	$3,333	$(5,396)	$3,266

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$48	$13	$100	$--	$161
Intercompany payables	578	18	275	(871)	--
Accrued liabilities	85	5	120	(8)	202
Short-term debt, including current portion of long-term debt	12	--	16	--	28
Intercompany short-term debt	--	--	778	(778)	--
Current liabilities of discontinued operations	50	--	12	--	62
Total Current Liabilities	773	36	1,301	(1,657)	453

Long-Term Debt	1,264	--	--	--	1,264
Intercompany Long-Term Debt	19	23	1,144	(1,186)	--
Postretirement Liabilities	304	3	104	--	411
Environmental Remediation Liabilities	242	1	17	--	260
Deferred Tax Liabilities	20	10	149	--	179
Other Liabilities	45	7	47	--	99

Equity:
Common stock	1	--	--	--	1
Additional contributed capital	1,612	1,989	564	(2,553)	1,612
Treasury stock	(2)	--	--	--	(2)
Accumulated other comprehensive loss	(237)	--	--	--	(237)
Accumulated deficit	(781)	--	--	--	(781)
Total Shareholders’ Equity attributable to Solutia	593	1,989	564	(2,553)	593
Equity attributable to noncontrolling interest	--	--	7	--	7
Total Equity	593	1,989	571	(2,553)	600
Total Liabilities and Equity	$3,260	$2,069	$3,333	$(5,396)	$3,266

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Condensed Consolidating Statement of Cash Flows
Twelve Months ended December 31, 2010

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Cash Provided by (Used in) Operations	$(160)	$181	$253	$--	$274

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(12)	(10)	(44)	--	(66)
Acquisition and investment payments	--	(1)	(370)	--	(371)
Investment proceeds and property disposals	(5)	--	13	--	8
Cash Provided by (Used in) Investing Activities	(17)	(11)	(401)	--	(429)

FINANCING ACTIVITIES:
Proceeds from long-term debt obligations	1,144	--	--	--	1,144
Payments of short-term debt obligations	--	--	(16)	--	(16)
Payments of long-term debt obligations	(958)	--	--	--	(958)
Debt issuance costs	(27)	--	--	--	(27)
Purchase of treasury shares	(4)	--	--	--	(4)
Other, net	(8)	--	(4)	--	(12)
Changes in investments and advances from (to) affiliates	24	(164)	140	--	--
Cash Provided by (Used in) Financing Activities	171	(164)	120	--	127

Effect of Exchange Rate Changes on Cash	--	--	(24)	--	(24)

Increase in Cash and Cash Equivalents	(6)	6	(52)	--	(52)

CASH AND CASH EQUIVALENTS:
Beginning of year	104	1	138	--	243
End of year	$98	$7	$86	$--	$191

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Condensed Consolidating Statement of Cash Flows
Twelve Months ended December 31, 2009

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Cash Provided by (Used in) Operations	$(274)	$247	$278	$--	$251

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(18)	(5)	(27)	--	(50)
Acquisition and investment payments	--	(2)	--	--	(2)
Restricted cash investments	9	--	--	--	9
Investment proceeds and property disposals	16	--	6	--	22
Cash Provided by (Used in) Investing Activities	7	(7)	(21)	--	(21)

FINANCING ACTIVITIES:
Net change in lines of credit	(3)	--	(11)	--	(14)
Proceeds from long-term debt obligations	400	--	70	--	470
Net change in long-term revolving credit facility	(175)	--	(6)	--	(181)
Proceeds from stock issuance	119	--	--	--	119
Proceeds from short-term debt obligations	--	--	22	--	22
Payments of short-term debt obligations	--	--	(17)	--	(17)
Payments of long-term debt obligations	(312)	--	(74)	--	(386)
Debt issuance costs	(25)	--	--	--	(25)
Purchase of treasury shares	(2)	--	--	--	(2)
Other, net	--	--	(5)	--	(5)
Changes in investments and advances from (to) affiliates	369	(240)	(129)	--	--
Cash Provided by (Used in) Financing Activities	371	(240)	(150)	--	(19)

Increase in Cash and Cash Equivalents	104	--	107	--	211

CASH AND CASH EQUIVALENTS:
Beginning of year	--	1	31	--	32
End of year	$104	$1	$138	$--	$243

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Condensed Consolidating Statement of Cash Flows
Ten Months Ended December 31, 2008

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Cash Provided by (Used In) Operations	$(386)	$240	$165	$--	$19

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(64)	(10)	(46)	--	(120)
Acquisition and investment payments	--	(4)	--	--	(4)
Investment proceeds and property disposals	52	--	--	--	52
Cash Used In Investing Activities	(12)	(14)	(46)	--	(72)

FINANCING ACTIVITIES:
Net change in lines of credit	3	--	22	--	25
Net change in long-term revolving credit facilities	(15)	--	10	--	(5)
Proceeds from stock issuance	422	--	--	--	422
Payment of long-term debt obligations	(437)	--	--	--	(437)
Debt issuance costs	--	--	(1)	--	(1)
Other, net	--	--	(2)	--	(2)
Changes in investments and advances from (to) affiliates	413	(234)	(179)	--	--
Cash Provided by (Used In) Financing Activities	386	(234)	(150)	--	2

Decrease in Cash and Cash Equivalents	(12)	(8)	(31)	--	(51)

CASH AND CASH EQUIVALENTS:
Beginning of period	12	9	62	--	83
End of period	$--	$1	$31	$--	$32

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share amounts or otherwise noted)

Condensed Consolidating Statement of Cash Flows
Two Months Ended February 29, 2008

	Parent-Only Solutia	Guarantors	Non- Guarantors	Eliminations	Consolidated Solutia

Cash Provided by (Used In) Operations	$(328)	$52	$(136)	$--	$(412)

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(18)	(3)	(8)	--	(29)
Cash Used In Investing Activities	(18)	(3)	(8)	--	(29)

FINANCING ACTIVITIES:
Proceeds from long-term debt obligations	1,600	--	--	--	1,600
Net change in long-term revolving credit facilities	190	--	--	--	190
Proceeds from stock issuance	250	--	--	--	250
Payment of short-term debt obligations	(951)	--	(15)	--	(966)
Payment of long-term debt obligations	--	--	(366)	--	(366)
Payment of debt obligations subject to compromise	(221)	--	--	--	(221)
Debt issuance costs	(135)	--	(1)	--	(136)
Changes in investments and advances from (to) affiliates	(374)	(48)	422	--	--
Cash Provided by (Used In) Financing Activities	359	(48)	40	--	351

Increase (Decrease) in Cash and Cash Equivalents	13	1	(104)	--	(90)

CASH AND CASH EQUIVALENTS:
Beginning of period	(1)	8	166	--	173
End of period	$12	$9	$62	$--	$83

22.  Subsequent Events

In January 2011, we made a $50 voluntary payment on our 2017 Term Loan.

On January 31, 2011, we sold the remaining portion of our PERKACIT® ultra accelerators business for $27.  As a result of the sale, we anticipate recording a gain of approximately $16 in our Technical Specialties reporting segment in other operating income.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, Solutia carried out an evaluation, under the supervision and with the participation of Solutia’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of Solutia’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, Solutia’s disclosure controls and procedures are effective.  Further, there were no changes in Solutia’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of Solutia’s internal control over financial reporting as of December 31, 2010.  Solutia excluded from its assessment the internal control over financial reporting at Novomatrix and Vistasolar, which were acquired on April 30, 2010 and June 1, 2010, respectively.  Novomatrix and Vistasolar reflect total assets constituting 3 percent and 11 percent, respectively, and revenues of constituting 1 percent and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.  Solutia will include Novomatrix and Vistasolar in its evaluation of the design and effectiveness of internal control over financial reporting as of December 31, 2011.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, management believes that Solutia maintained effective internal control over financial reporting as of December 31, 2010.

Solutia’s independent auditors have issued an attestation report on Solutia’s internal control over financial reporting.  This report appears on pages 47-48.

ITEM 9B. OTHER INFORMATION

Annual Incentive Plan

On February 23, 2011, our ECDC approved the performance measures for the 2011 annual incentive plan (the “2011 AIP”).

The 2011 AIP provides an annual incentive-based bonus opportunity for almost all of our employees, including executive officers.  The Annual Plan is administered by the ECDC.  The Annual Plan is based on a bonus pool concept.  There are separate bonus pools, funded 100% on the results of the performance measures for the enterprise, for enterprise-level participants and 50% on the enterprise performance measures and 50% on the performance measures for the applicable business unit, for the business unit participants.  Our Named Executive Officers participate in the enterprise-level pool.

The ECDC established financial and strategic performance measures for the enterprise pool and a weighting of each such measure as follows: revenue (25%); earnings per share (25%); cash from continuing operations, excluding excess funding into our U.S. pension plans (25%); and safety and business development strategic measures (25%).  The ECDC determines a threshold (0.50x), target (1.0x) and maximum (2.5x) funding level (1.5x maximum for the strategic measure) for each performance measure.  If the threshold level of performance level is not met with respect to any particular performance measure, there is no funding of the bonus pool for that particular performance measure.  The target level of funding or a 1.0x funding factor is the aggregate of all target bonuses for the participants in the 2011 AIP.

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

Each participant’s target bonus is multiplied by the relevant overall funding factor that was used to determine the size of the bonus pools from which the participant’s bonus is paid.  For our Named Executive Officers, target awards are based 75% on business performance and 25% on individual performance.  The individual total award can range from 0% to a maximum of 150% of the adjusted target award.  For our Named Executive Officers, their minimum, target and maximum bonus is set forth below:

	2011 AIP
Name	Minimum	Target	Maximum
Jeffry N. Quinn	$710,250	$1,420,500	$4,261,500
James M. Sullivan	$240,800	$481,600	$1,444,800
James R. Voss	$278,800	$557,600	$1,672,800
Robert T. DeBolt	$131,775	$263,550	$790,650
Paul J. Berra, III	$127,500	$255,000	$765,000

Awards under the 2011 AIP will be paid no later than two and one-half months following the end of the 2011 calendar year.

Awards under our Amended and Restated 2007 Management Long-Term Incentive Plan

On February 23, 2011 our ECDC approved grants of stock options, restricted stock awards and performance shares under our Amended and Restated 2007 Management Long-Term Incentive Plan (the “Equity Incentive Plan”) to certain employees of the Company including executive officers.  Awards to the Named Executive Officers in the amounts listed below:

Named Executive Officer	Stock Options	Restricted Stock	Performance Shares
Jeffry N. Quinn	141,031	34,188	34,188
James M. Sullivan	52,342	12,688	12,688
James R. Voss	58,157	14,098	14,098
Robert T. DeBolt	29,079	7,049	7,050
Paul J. Berra, III	23,263	5,639	5,640

The stock options vest over a four year period at a rate of 25% per year on the anniversary of the date of the grant.

The restricted stock vest over a four year period at a rate of 25% per year on the anniversary of the date of the grant.

The performance shares vest on the third year anniversary of the date of the grant subject to the achievement of performance goals, described below, during the Performance Period.  The Performance Period runs from January 1, 2011 up to and including December 31, 2013.

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

The  group of companies (a subset of the S&P Chemical Index) means: Dow Chemical Company, E.I. du Pont de Nemours and Company, PPG Industries Inc., Ashland Inc., Ecolab Inc., Eastman Chemical Company, The Lubrizol Corporation, RPM International Inc., Cytec Industries Inc., Valspar Corporation, Rockwood Holdings, Inc., Cabot Corporation, FMC Corporation, PolyOne Corporation, Albemarle Corporation, International Flavors & Fragrances, Inc., Sigma-Aldrich Corporation, OM Group, Inc. Olin Corporation, NewMarket Corporation, Stepan Company, A. Schulman Inc., H.B. Fuller Company, Sensient Technologies Corporation, Minerals Technologies Inc., Zep Inc., Quaker Chemical Corporation, The Sherwin-Williams Company, LSB Industries Inc., STR Holdings, Inc, Calgon Carbon Corporation, Balchem Corporation, and Arch Chemicals Inc.  The ECDC may adjust the group of companies if, during the Performance Period, a company in this group is acquired or ceases to be publicly traded.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information under the headings “Director Biographies,” “Board Committees” and “Code of Ethics for Senior Financial Officers” appearing in the section entitled “The Board of Directors and Corporate Governance” and the information appearing in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be distributed to stockholders in connection with our 2011 annual meeting.

ITEM 11.  EXECUTIVE COMPENSATION

We incorporate by reference the information under the heading “Compensation Discussion and Analysis”, “Executive Compensation & Development Committee Report,” “Summary Compensation Table”, “Grant of Plan-Based Awards for the Year Ended December 31, 2010”, “Option Exercises and Stock Vested for the Year Ended December 31, 2010”, “Pension Benefits”,  “Employment Agreements with Named Executive Officers” and “Potential Payments upon Termination of Employment or Change-in-Control” appearing in the section entitled “Executive Compensation”, and “Director Compensation for the Year Ended December 31, 2010” appearing in the section entitled “The Board of Directors and Corporate Governance” in our Proxy Statement to be distributed to stockholders in connection with our 2011 annual meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information appearing under the sections entitled “Beneficial Stock Ownership of Directors, Executive Officers and Persons Owning more than 5 Percent of Common Stock” in our Proxy Statement to be distributed to stockholders in connection with our 2011 annual meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information under the headings “Related Party Transaction Policy and Procedures” and “Director Independence” appearing in the section entitled “The Board of Directors and Corporate Governance” in our Proxy Statement to be distributed to stockholders in connection with our 2011 annual meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the information in the section entitled “Ratification of the Appointment of Independent Public Accounting Firm” in our Proxy Statement to be distributed to stockholders in connection with our 2011 annual meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)  Documents filed as part of this Form 10-K:

1.	Financial Statements--See the Index to Consolidated Financial Statements and Financial Statement Schedule at page 47 of this report.

2.	The following supplemental schedule for the years ended December 31, 2010, 2009 and 2008

II--Valuation and Qualifying Accounts

3.
Exhibits--See the Exhibit Index beginning at page 110 of this report.  For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the exhibits listed under (Exhibit Nos. 10.1 through 10.12, 10.14 and 10.15.  The following exhibits listed in the Exhibit Index are filed with this Form 10-K:

10.8	First Amendment to Solutia Inc. Annual Incentive Plan effective November 19, 2010
10.18	Form of Restricted Stock Unit Award Agreement pursuant to the Solutia Inc. Non-Employee Director Stock Compensation Plan
10.19	Restricted Stock Award Agreement pursuant to the Solutia Inc. Non-Employee Director Stock Compensation Plan
10.20	Financial Planning and Tax Preparation Services Program for the Executive Leadership Team, amended and restated effective January 1,2010
10.22	Solutia Inc. Savings and Investment Restoration Plan, as amended
23	Consent of Independent Registered Public Accounting Firm
24.1	Powers of Attorney
24.2	Certified copy of board resolution authorizing Form 10-K filing using powers of attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLUTIA INC.

By:  /s/ Timothy J. Spihlman
------------------------------
Timothy J. Spihlman
Vice President and Controller
 (Principal Accounting Officer)

Dated:  February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffry N. Quinn Jeffry N. Quinn	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 24, 2011
/s/ James M. Sullivan James M. Sullivan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2011
/s/ Timothy J. Spihlman Timothy J. Spihlman	Vice President and Controller (Principal Accounting Officer)	February 24, 2011
* Robert K. deVeer, Jr.	Director	February 24, 2011
* James P. Heffernan	Director	February 24, 2011
* W. Thomas Jagodinski	Director	February 24, 2011
* William T. Monahan	Director	February 24, 2011
* Robert A. Peiser	Director	February 24, 2011
* William C. Rusnack	Director	February 24, 2011
*Gregory C. Smith	Director	February 24, 2011

*Paul J. Berra, III, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Form 10-K.

/s/  Paul J. Berra, III
Paul J. Berra, III, Attorney-in-Fact

SCHEDULE II
SOLUTIA INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2010, TWELVE MONTHS ENDED DECEMBER 31, 2009,
TEN MONTHS ENDED DECEMBER 31, 2008, AND TWO MONTHS ENDED FEBRUARY 29, 2008

(Dollars in Millions)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	(1) Deductions	Balance at end of period
Successor:
Twelve Months Ended December 31, 2010
Valuation accounts for doubtful receivables	$2	$2	$-	$-	$4

Restructuring reserves	17	14	(1)	23	7

Twelve Months Ended December 31, 2009

Valuation accounts for doubtful receivables	$-	$2	$-	$-	$2

Restructuring reserves	20	43	(3)	43	17

Ten Months Ended December 31, 2008

Valuation accounts for doubtful receivables	$-	$-	$-	$-	$-

Restructuring reserves	8	26	-	14	20

Predecessor:
Two Months Ended February 29, 2008

Valuation accounts for doubtful receivables

Restructuring reserves	8	1	-	1	8

(1) - Amounts utilized

EXHIBIT INDEX

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
2	Debtors’ Fifth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (as modified)(incorporated by reference to Exhibit 2.1 to Solutia’s Form 8-K filed December 5, 2007)
3.1	Second Amended and Restated Certificate of Incorporation of Solutia Inc. (incorporated by reference to Exhibit 3.1 to Solutia’s Form 8-K filed on March 4, 2008)
3.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock. (incorporated by reference to Exhibit 3.1 to Solutia’s Current Report on Form 8-K filed on July 27, 2009)
3.3	Amended and Restated Bylaws of Solutia Inc. (incorporated by reference to Exhibit 3.2 to Solutia’s Form 8-K filed on March 4, 2008)
4.1
382 Rights Agreement, dated as of July 27, 2009, between Solutia Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate Designation, Preferences and Rights of Series A Participating Preferred Stock as Exhibit A and the Summary of Rights as Exhibit C. (incorporated by reference to Exhibit 3.1 to Solutia’s Current Report on Form 8-K filed July 27, 2009)

4.2
Warrant Agreement, dated as of February 28, 2008, by and between Solutia Inc. and American Stock Transfer and Trust Company, as Warrant Agent (incorporated by reference to Exhibit 4.1 to Solutia’s Form 8-K filed March 4, 2008)

4.3
Indenture dated October 15, 2009 by and between Solutia Inc., the subsidiary guarantors parties thereto and the Trustee.  (incorporated by reference to Exhibit 4.1 to Solutia’s Current Report on Form 8-K filed October 16, 2009)

4.4
First Supplemental Indenture to the Indenture dated October 15, 2009, by and between Solutia Inc., the  subsidiary guarantors parties thereto and the Trustee. (incorporated by reference to Exhibit 4.2 to Solutia’s Current Report on Form 8-K filed October 16, 2009)

4.5
Supplemental Indenture dated June 30, 2010 to the First Supplemental Indenture dated October 15, 2009 (incorporated by reference to Exhibit 4.1 to Solutia’s Form 10-Q for the second quarter ended June 30, 2010)

4.6
Second Supplemental Indenture to the Indenture dated March 9, 2010, by and between the Company, the subsidiary guarantors party thereto and the Trustee (incorporated by reference to Exhibit 4.2 to Solutia’s Form 8-K filed on March 10, 2010)

4.7
Supplemental Indenture dated June 30, 2010 to the Second Supplemental Indenture dated March 9, 2010 (incorporated by reference to Exhibit 4.2 to Solutia’s Form 10-Q for the second quarter ended June 30, 2010)

10.1
Credit Agreement dated March 17, 2010, by and among Solutia Inc., the lender parties thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuer, Citibank, N.A., HSBC Securities (USA) Inc. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Jefferies Finance LLC, as Documentation Agent and Deutsche Bank Securities Inc., Jefferies Finance LLC, HSBC Securities (USA) Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and as Joint Bookrunners (a) (incorporated by reference to Exhibit 10.1 to Solutia’s Form 10-Q for the second quarter ended June 30, 2010)

10.2
Guarantee Agreement, dated as of March 17, 2010, by and among certain subsidiaries of Solutia Inc. party hereto, as Guarantors, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Solutia’s Form 10-Q for the second quarter ended June 30, 2010)

10.3
Security Agreement, dated as of March 17, 2010, by and among Solutia Inc., the subsidiaries party thereto, as Grantors, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.3 to Solutia’s Form 10-Q for the second quarter ended June 30, 2010)

10.4
Pledge Agreement, dated as of March 17, 2010, by and among Solutia Inc., the subsidiaries party thereto, as Pledgors, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.4 to Solutia’s Form 10-Q for the second quarter ended June 30, 2010)

10.5
Share Purchase Agreement Between Etimex Holding GmbH, Etimex Primary Packaging GmbH, Solutia Inc. and Flexsys Verwaltungs- und Beteiligungsgesellschaft mbH dated as of February 28, 2010 (incorporated by reference to Exhibit 10.5 to Solutia’s Form 10-Q for the first quarter ended March 31, 2010)

10.6
Transaction Agreement, dated as of March 31, 2009, by and between Solutia Inc., NyCo LLC, SK Capital Partners II, L.P. and SK Titan Holdings LLC. (incorporated by reference to Exhibit 10.1 to Solutia’s Current Report on Form 8-K filed April 1, 2009)

10.7	Solutia Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.5 to Solutia’s Form 10-Q filed on April 27, 2010)
10.8	First Amendment to Solutia Inc. Annual Incentive Plan effective November 19, 2010.
10.9	Solutia Inc. 2007 Management Long-Term Incentive Plan as Amended and Restated (incorporated by reference to Exhibit 99.1 to Solutia’s Registration Statement on Form S-8 filed April 23, 2010)
10.10
Form of Non-Qualified Stock Option Agreement pursuant to the Solutia Inc. 2007 Management Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Solutia’s Form 10-Q for the first quarter ended March 31, 2008)

10.11
Form of Restricted Stock Award Agreement Pursuant to the Solutia Inc. 2007 Management Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to Solutia’s Form 10-Q for the quarter ended March 31, 2008)

10.12
Form of Stock Option Award Agreement Pursuant to the Solutia Inc. 2007 Management Long-Term Incentive Plan as Amended and Restated (incorporated by reference to Exhibit  10.8 to Solutia’s Form 10-Q for the quarter ended March 31, 2010)

10.13
Form of Restricted Stock Award Agreement Pursuant to the Solutia Inc. 2007 Management Long-Term Incentive Plan as Amended and Restated (incorporated by reference to Exhibit  10.9 to Solutia’s Form 10-Q for the quarter ended March 31, 2010)

10.14
Form of Performance Stock Award Agreement Pursuant to the Solutia Inc. 2007 Management Long-Term Incentive Plan as Amended and Restated (incorporated by reference to Exhibit  10.10 to Solutia’s Form 10-Q for the quarter ended March 31, 2010)

10.15	Solutia Inc. 2007 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 4(d) to Solutia’s registration statement on Form S-8 filed February 28, 2008)
10.16	Solutia Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10p) to Solutia’s Form 10-K for the year ended December 31, 2008)
10.17	Solutia Inc. Non-Employee Director Deferred Compensation Plan Form of Deferral Election Form. (incorporated by reference to Exhibit 10(q) to Solutia’s Form 10-K for the year ended December 31, 2008)
10.18	Form of Restricted Stock Unit Award Agreement pursuant to the Solutia Inc. Non-Employee Director Stock Compensation Plan
10.19	Restricted Stock Award Agreement pursuant to the Solutia Inc. Non-Employee Director Stock Compensation Plan
10.20	Financial Planning and Tax Preparation Services Program for the Executive Leadership Team, amended and restated effective January 1,2010
10.21	Solutia Inc. Savings and Investment Restoration Plan. (incorporated by reference to Exhibit 10.7 of Solutia’s Form 10-Q for the quarter ended June 30, 2008)
10.22	Amended Solutia Inc. Savings and Investment Restoration Plan.

10.23	Amended and Restated Employment Agreement by and between Solutia Inc. and Jeffry N. Quinn. (incorporated by reference to Exhibit 10(g) to Solutia’s Form 10-K for the year ended December 31, 2008)
10.24	Amended and Restated Employment Agreement by and between Solutia Inc. and James M. Sullivan. (incorporated by reference to Exhibit 10(k) to Solutia’s Form 10-K for the year ended December 31, 2008)
10.25	Amended and Restated Employment Agreement by and between Solutia Inc. and James R. Voss. (incorporated by reference to Exhibit 10(l) to Solutia’s Form 10-K for the year ended December 31, 2008)
10.26	Amended and Restated Employment Agreement by and between Solutia Inc. and Robert T. DeBolt. (incorporated by reference to Exhibit 10(j) to Solutia’s Form 10-K for the year ended December 31, 2009)
10.27	Executive Separation Pay Plan (incorporated by reference to Exhibit 10(k) to Solutia’s Form 10-K for the year ended December 31, 2009)
10.28	Letter Agreement between Paul J. Berra, III and Solutia Inc. dated February 25, 2009 (incorporated by reference to Exhibit 10(l) to Solutia’s Form 10-K for the year ended December 31, 2009)
10.29
Amended and Restated Monsanto Settlement Agreement dated as of February 28, 2008 among Solutia Inc., Monsanto Company and SFC LLC (incorporated by reference to Exhibit 10.1 to Solutia’s Form 8-K filed March 5, 2008)

10.30
Pharmacia Indemnity Agreement, dated as of February 28, 2008, by and between Solutia Inc. and Pharmacia Corporation (incorporated by reference to Exhibit 10.2 to Solutia’s Form 8-K filed March 5, 2008)

10.31
First Amended and Restated Retiree Settlement Agreement dated as of July 10, 2007 among Solutia Inc. and the claimants set forth therein (incorporated by reference to Exhibit 10.3 to Solutia’s Form 8-K filed March 5, 2008)

10.32	2008 Retiree Welfare Plan (incorporated by reference to Exhibit 10.4 to Solutia’s Form 8-K filed March 5, 2008)
11	Omitted—Inapplicable; see “Consolidated Statement of Operations” on page 50.

12		Omitted – Inapplicable
14		Solutia Inc. Code of Ethics for Senior Financial Officers as amended (incorporated by reference to Exhibit 14 of Solutia’s Form 10-K for the year ended December 31, 2006)
16		Omitted—Inapplicable
18		Omitted—Inapplicable
21		Subsidiaries of the Registrant
22		Omitted—Inapplicable
23		Consent of Independent Registered Public Accounting Firm
24.1		Powers of Attorney
24.2		Certified copy of board resolution authorizing Form 10-K filing utilizing powers of attorney
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	INS	XBRL Instance Document
101	SCH	XBRL Taxonomy Extension Schema Document
101	CAL	XBRL Taxonomy Calculation Linkbase Document
101	DEF	XBRL Taxonomy Extension Definition Linkbase Document
101	LAB	XBRL Taxonomy Label Linkbase Document
101	PRE	XBRL Taxonomy Presentation Linkbase Document