Form 10-Q
period 2011-03-31
SOLUTIA INC
filed 2011-05-03
CIK 1043382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2011
Common Stock, $0.01 par value	122,284,101

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SOLUTIA INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2011	2010

Net Sales	$509	$448
Cost of goods sold	347	300
Gross Profit	162	148
Selling, general and administrative expenses	62	65
Research and development expenses	6	4
Other operating expense (income), net	(11)	-
Operating Income	105	79
Interest expense	(28)	(38)
Other income (loss), net	(1)	3
Loss on debt extinguishment or modification	(2)	(89)
Income (Loss) from Continuing Operations Before Income Tax Expense	74	(45)
Income tax expense	8	10
Income (Loss) from Continuing Operations	66	(55)
Loss from Discontinued Operations, net of tax	-	(2)
Net Income (Loss)	66	(57)
Net income attributable to noncontrolling interest	1	1
Net Income (Loss) attributable to Solutia	$65	$(58)

Basic and Diluted Income (Loss) per Share attributable to Solutia:
Income (Loss) from Continuing Operations	$0.54	$(0.47)
Loss from Discontinued Operations	-	(0.02)
Net Income (Loss) attributable to Solutia	$0.54	$(0.49)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,

	2011	2010

Net Income (Loss)	$66	$(57)
Other Comprehensive Income (Loss):
Accumulated currency adjustments	57	(35)
Postretirement adjustments	1	2
Hedging activity adjustments	2	-
Comprehensive Income (Loss)	126	(90)
Comprehensive Income attributable to noncontrolling interest	1	1
Comprehensive Income (Loss) attributable to Solutia	$125	$(91)

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in millions, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$173	$191
Trade receivables, net of allowances of $4 in 2011 and 2010	260	228
Miscellaneous receivables	68	75
Inventories	295	275
Prepaid expenses and other assets	32	27
Current assets of discontinued operations	2	5
Total Current Assets	830	801
Net Property, Plant and Equipment	912	911
Goodwill	754	740
Net Identified Intangible Assets	950	938
Other Assets	149	147
Total Assets	$3,595	$3,537

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$186	$173
Accrued liabilities	216	235
Current liabilities of discontinued operations	20	15
Total Current Liabilities	422	423
Long-Term Debt	1,387	1,463
Postretirement Liabilities	308	308
Environmental Remediation Liabilities	242	244
Deferred Tax Liabilities	245	238
Non-current Liabilities of Discontinued Operations	24	25
Other Liabilities	97	97

Commitments and Contingencies (Note 8)

Equity:
Common stock at $0.01 par value; (500,000,000 shares authorized, 123,158,640 and
122,655,811 shares issued in 2011and 2010, respectively)	1	1
Additional contributed capital	1,641	1,634
Treasury shares, at cost (874,539 in 2011 and 772,686 in 2010)	(8)	(6)
Accumulated other comprehensive loss	(134)	(194)
Accumulated deficit	(638)	(703)
Total Shareholders’ Equity attributable to Solutia	862	732
Equity attributable to noncontrolling interest	8	7
Total Equity	870	739
Total Liabilities and Equity	$3,595	$3,537

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income (loss)	$66	$(57)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Loss from discontinued operations, net of tax	-	2
Depreciation and amortization	32	27
Pension contributions in excess of expense	-	(50)
Other postretirement benefit contributions in excess of expense	(4)	(1)
Amortization of debt issuance costs and discount	1	4
Deferred income taxes	6	(11)
Share-based compensation expense	5	4
Other charges:
Non-cash loss on deferred debt issuance cost and debt discount write-off	-	80
Other (gains) charges, including restructuring expenses	(3)	20
Changes in assets and liabilities:
Income taxes payable	(3)	6
Trade receivables	(37)	(12)
Inventories	(23)	(16)
Accounts payable	16	(8)
Environmental remediation liabilities	(1)	(5)
Other assets and liabilities	(6)	21
Cash Provided by Operations – Continuing Operations	49	4
Cash Provided by (Used in) Operations – Discontinued Operations	3	(8)
Cash Provided by (Used in) Operations	52	(4)

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(17)	(5)
Restricted cash	(5)	-
Asset disposals	29	-
Other	1	(1)
Cash Provided by (Used in) Investing Activities – Continuing Operations	8	(6)
Cash Provided by (Used in) Investing Activities	8	(6)

FINANCING ACTIVITIES:
Proceeds from long-term debt obligations	-	1,144
Payment of long-term debt obligations	(77)	(876)
Debt issuance costs	-	(25)
Purchase of treasury shares	(2)	(1)
Other, net	(1)	(9)
Cash Provided by (Used in) Financing Activities	(80)	233

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2	(8)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18)	215
CASH AND CASH EQUIVALENTS:
Beginning of period	191	243
End of period	$173	$458

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$26	$16
Cash payments for income taxes, net of refunds	$14	$7

Non-Cash Investing Activities:
Capital expenditures included in accounts payable	$7	$3

Non-Cash Financing Activities:
Deferred debt issuance costs included in other liabilities	$-	$2

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in millions)
(Unaudited)

	Shareholders' Equity attributable to Solutia
				Accumulated		Equity
		Additional		Other		Attributable to
	Common	Contributed	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Stock	Capital	Stock	Loss	Decifit	Interest	Equity
Beginning Balance – January 1, 2010	$1	$1,612	$(2)	$(237)	$(781)	$7	$600
Comprehensive income (loss):
Net income (loss)	-	-	-	-	(58)	1	(57)
Accumulated currency adjustments	-	-	-	(35)	-	-	(35)
Postretirement adjustments	-	-	-	2	-	-	2
Treasury stock purchases	-	-	(1)	-	-	-	(1)
Share-based compensation expense	-	4	-	-	-	-	4
Ending Balance – March 31, 2010	$1	$1,616	$(3)	$(270)	$(839)	$8	$513

Beginning Balance – January 1, 2011	$1	$1,634	$(6)	$(194)	$(703)	$7	$739
Comprehensive income:
Net income	-	-	-	-	65	1	66
Accumulated currency adjustments	-	-	-	57	-	-	57
Postretirement adjustments	-	-	-	1	-	-	1
Hedging activity adjustments	-	-	-	2	-	-	2
Treasury stock purchases	-	-	(2)	-	-	-	(2)
Stock option exercises	-	2	-	-	-	-	2
Share-based compensation expense	-	5	-	-	-	-	5
Ending Balance – March 31, 2011	$1	$1,641	$(8)	$(134)	$(638)	$8	$870

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

1.  Basis of Presentation

Basis of Presentation

Unless the context requires otherwise, the terms “Solutia”, “Company”, “we” and “our” in this report refer to Solutia Inc. and its subsidiaries. The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  Therefore, this Report on Form 10-Q should be read in conjunction with Solutia’s Report on Form 10-K for the fiscal year ended December 31, 2010.  In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported.  Financial information for the first three months of fiscal year 2011 should not be annualized due to the seasonality of our business.

2.  Acquisitions, Divestitures and Discontinued Operations

Acquisitions

On April 30, 2010, we purchased 100 percent of the shares of Novomatrix Pte. Ltd. (“Novomatrix”) for $72, net of the receipt of $1 in the first quarter 2011 in connection with a preliminary working capital adjustment. Novomatrix is a leader in branding, marketing and distributing performance window films catering to the premium segment in the automotive and architectural markets.  The Novomatrix acquisition allows us to support our growth strategy for our Performance Films reporting segment by expanding our product offerings and global footprint into key emerging regions through Novomatrix’s well-established network in Southeast Asia and the Middle East.

On June 1, 2010, we purchased 100 percent of the shares of Etimex Solar GmbH (“Vistasolar”) for $294 and $3 of incremental working capital.  Vistasolar is a leading supplier of EVA encapsulants to the photovoltaic market and enables us to expand our Advanced Interlayers product portfolio into each of the dominant photovoltaic encapsulant technologies.

The Novomatrix and Vistasolar acquisitions were accounted for as business combinations, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair value.  The purchase price for Novomatrix is subject to additional adjustments, principally driven by the working capital true-up mechanism.  Possible other Novomatrix adjustments to recorded fair value include those relating to deferred tax assets and liabilitites and adjustments to the amount of recorded goodwill as a result of a final working capital true-up.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of both acquisitions.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

	Novomatrix	Vistasolar
	April 30, 2010	June 1, 2010
Assets:
Trade receivables	$2	$10
Miscellaneous receivables	1	-
Inventories	9	3
Property, plant and equipment	-	16
Identified intangible assets	50	119
Goodwill	25	187
Total assets acquired	$87	$335

Liabilities:
Accounts payable	$4	$2
Accrued liabilities	3	1
Postretirement liabilities	-	1
Deferred tax liabilities	8	34
Total liabilities assumed	$15	$38

Goodwill largely consists of expected growth synergies through the application of each company’s innovative technologies and expansion of distribution channels in emerging markets in addition to cost synergies resulting from manufacturing and supply chain work process improvements.  Goodwill resulting from both acquisitions is not deductible for tax purposes.

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

	Novomatrix		Vistasolar
	April 30, 2010		June 1, 2010
	Weighted		Weighted
	Average	Carrying	Average	Carrying
	Life in Years	Value	Life in Years	Value
Technology	-	$-	20	$25
Customer relationships	17	29	25	81
Other	5	1	3	5
Trademarks	N/A	20	N/A	8
Total identified intangible assets	17	$50	23	$119

Total weighted average life in years	22

Effective May 1, 2010 and June 1, 2010, results from the operations of Novomatrix and Vistasolar, respectively, have been included in our Consolidated Statement of Operations.  We incurred $4 of acquisition related costs, including legal and accounting fees related to the Vistasolar acquisition, for the three months ended March 31, 2010.  These costs were recorded in selling, general and administrative expenses.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

The following pro forma financial information presents the combined results of operations of Solutia for the prior year period presented as if the Novomatrix and Vistasolar acquisitions had occurred at the beginning of 2010.  The pro forma results below are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the period presented and should not be taken as representation of our future consolidated results of operations.  Pro forma results are as follows:

Three Months Ended
March 31, 2010
Net sales	$482
Net loss	$(52)
Net loss per basic and dilutive share	$(0.44)
Net loss attributable to Solutia	$(53)
Net loss attributable to Solutia per basic and dilutive share	$(0.45)

Divestitures

Certain Other Rubber Chemicals Businesses

In the first quarter 2011, we sold certain businesses and selected assets previously included in our Technical Specialties reporting segment whereby we recognized a gain of $17 in other operating expense (income), net.  Our decision to exit these businesses is consistent with our strategy of focusing on businesses that are leaders in their global markets and that have sustainable competitive advantages.

Discontinued Operations

Primary Accelerators

On April 22, 2010, due to overcapacity within the industry, a disadvantaged cost position and increasing pressure from Far Eastern producers, we made the decision to exit our Primary Accelerators business and to cease manufacturing of SANTOCURE® primary accelerator products at the Monsanto Company (“Monsanto”) facility in Antwerp, Belgium, where we operated as a guest.  Our decision to exit this business is consistent with our strategy of focusing on businesses that are leaders in their global markets and that have sustainable competitive advantages.  Manufacturing of these products, which had previously been included in our Technical Specialties reportable segment, ceased in the third quarter 2010.  Accordingly, we have reported the results of Primary Accelerators as a discontinued operation and applied this presentation on a retrospective basis.

A summary of the net sales and income (loss) from discontinued operations related to our Primary Accelerators business is as follows:

Three Months Ended
March 31,
2010
Primary Accelerators:
Operating results:
Net sales	$18
Loss before income taxes	$(3)
Income tax benefit	(1)
Loss from discontinued operations, net of tax	$(2)

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

The assets and liabilities of our Primary Accelerators business, classified as discontinued operations, consist of the following:

	March 31,	December 31,
	2011	2010
Assets:
Trade and miscellaneous receivables, net	$2	$5
Current assets of discontinued operations	$2	$5

Liabilities:
Accounts payable and accrued liabilities	$20	$15
Current liabilities of discontinued operations	$20	$15

Other liabilities	$24	$25
Non-current liabilities of discontinued operations	$24	$25

Total liabilities (a)	$44	$40

(a)	Total liabilities of discontinued operations increased predominantly due to the impact of changes in foreign currency rates.

3.  Share-Based Compensation

Stock Options

We granted options to purchase a total of  853,182 and 10,000 shares of common stock to eligible employees during the three months ended March 31, 2011 and 2010, respectively, under our 2007 Management Long-Term Incentive Plan (“2007 Management Plan”).  The options granted (i) have an exercise price of not less than 100 percent of the quoted market price of the common stock on the grant date, (ii) become exercisable in four equal installments on the first, second, third and fourth anniversary of the grant date for the 2011 grants or in three equal installments on the first, second and third anniversary of the grant date for the 2010 grants, both subject to the employee’s continued employment and (iii) expire on the tenth anniversary of the grant date.  We did not grant any options under our 2007 Non-Employee Director Stock Compensation Plan (“2007 Director Plan”) during the three months ended March 31, 2011 or 2010.

We determine the fair value of stock options at the grant date using a Black-Scholes model, which requires us to make several assumptions including risk-free interest rate, expected dividends and volatility.  The risk-free rate is based on the U.S. Treasury yield curve in effect for the expected term of the options at the time of grant.  The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so.  Due to our emergence from bankruptcy in 2008, our historical volatility data and employee stock option exercise patterns were not considered in determining the volatility data and expected life assumptions.  Instead, volatility assumptions were based on (i) historical volatilities of the stock of comparable chemical companies whose shares are traded using daily stock price returns over a term equivalent to the expected term of the options and (ii) implied volatility.  The expected life of an option was determined based on a simplified assumption that the option will be exercised evenly from the time it becomes exercisable to expiration.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

The weighted average fair value of options granted during the three months ended March 31, 2011 and 2010 was determined based on the following weighted average assumptions:

	March 31, 2011	March 31, 2010

Expected volatility	37.77%	35.13%
Expected term (in years)	6.3	6.0
Risk-free rate	2.89%	2.44%
Weighted average grant date fair value	$9.75	$4.98

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (a)
Vested or Expected to Vest at March 31, 2011	3,194,041	$18.42	8.2	$22
Exercisable at March 31, 2011	1,611,794	$17.30	6.9	$13

(a)	Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of our common stock as of the reporting date.

During each of the three months ended March 31, 2011 and 2010, we recognized $ 1 of compensation expense related to our stock options.  Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $ 11 as of March 31, 2011 which will be recognized as expense over a remaining weighted-average period of  2.5 years.

Restricted Stock Awards

We granted  413,723 shares of restricted stock awards with a weighted average grant date fair value of $ 25.39 per share to certain employees under our 2007 Management Plan during the three months ended March 31, 2011.  Half of the 2007 Management Plan shares granted during the three months ended March 31, 2011 vest upon completion of a service condition and the remaining half of the shares vest based upon the attainment of certain performance and market conditions (“Performance Shares”). The service condition shares vest in four equal installments on the first, second, third and fourth anniversary of the grant date and the Performance Shares vest in 2014 if attainment of the performance and market conditions is achieved.  The actual vesting of the Performance Shares could range from zero to 175 percent of the targeted number of shares depending upon actual performance.  We did not grant any restricted stock awards under the 2007 Director Plan during the three months ended March 31, 2011 and 2010, nor were any restricted stock awards granted under the 2007 Management Plan during the three months ended March 31, 2010.

During the three months ended March 31, 2011 and 2010, we recognized $ 4 and $3, respectively, of compensation expense related to our restricted stock awards.  Pre-tax unrecognized compensation expense for restricted stock awards, net of estimated forfeitures, was $ 21 as of March 31, 2011 which will be recognized as expense over a remaining weighted average period of 2 years.

4. Goodwill and Other Intangible Assets

Goodwill

Goodwill by reportable segment is as follows:

	Advanced	Performance	Technical
	Interlayers	Films	Specialties	Total
Balance at December 31, 2010	$407	$186	$147	$740
Currency fluctuations	14	-	-	14
Balance at March 31, 2011	$421	$186	$147	$754

We do not have any goodwill that is deductible for tax purposes.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Identified Intangible Assets

Identified intangible assets are summarized in aggregate as follows:

	March 31, 2011				December 31, 2010
	Estimated				Estimated
	Useful	Gross		Net	Useful	Gross		Net
	Life in	Carrying	Accumulated	Carrying	Life in	Carrying	Accumulated	Carrying
	Years	Value	Amortization	Value	Years	Value	Amortization	Value
Amortizable intangible assets:
Customer relationships	13 to 27	$619	$(63)	$556	13 to 27	$606	$(56)	$550
Technology	5 to 26	232	(32)	200	5 to 26	225	(29)	196
Trade names	10 to 25	20	(2)	18	10 to 25	20	(1)	19
Patents	13	5	(1)	4	13	5	(1)	4
Other	3 to 5	6	(2)	4	3 to 5	6	(1)	5
Non-amortizable intangible assets:
Trademarks		168	-	168		164	-	164
Total identified intangible assets		$1,050	$(100)	$950		$1,026	$(88)	$938

Amortization expense for intangible assets and its allocation to cost of goods sold and selling, general and administrative expenses in the Consolidated Statement of Operations are as follows:

	Three Months Ended
	March 31,
	2011	2010

Cost of goods sold	$3	$2
Selling, general and administrative expenses	7	5
Total	$10	$7

We expect to recognize amortization expense for intangible assets of approximately $39 for each of the years ending December 31, 2011 through 2015.

5. Detail of Certain Balance Sheet Accounts

Components of inventories are as follows:

	March 31,	December 31,
Inventories	2011	2010

Finished goods	$167	$163
Goods in process	44	36
Raw materials and supplies	84	76
Inventories, at FIFO cost	$295	$275

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

On January 1, 2010 we changed our method of accounting for inventories in the United States, excluding supplies, from determining cost using the LIFO method to determining cost using the FIFO method, consistent with all of our other operations.  We believe this change is preferable as the FIFO method better reflects the current value of inventories on the Consolidated Statement of Financial Position and provides a uniform costing method across our global operations.  Prior financial statements were not retroactively adjusted due to immateriality. The cumulative effect of the change in accounting principle of $1 was recorded as an increase to cost of goods sold as of January 1, 2010.

Components of property, plant and equipment are as follows:

	March 31,	December 31,
Property, Plant and Equipment	2011	2010

Land	$35	$35
Leasehold improvements	11	10
Buildings	219	214
Machinery and equipment	823	796
Construction in progress	58	54
Total property, plant and equipment	1,146	1,109
Less: Accumulated depreciation	(234)	(198)
Net Property, Plant, and Equipment	$912	$911

Components of accrued liabilities are as follows:

	March 31,	December 31,
Accrued Liabilities	2011	2010

Wages and benefits	$33	$45
Foreign currency and interest rate derivative agreements	12	17
Restructuring reserves	9	5
Environmental remediation liabilities	30	29
Accrued income taxes payable	12	19
Accrued taxes other than income	25	27
Accrued selling expenses	17	17
Accrued interest	16	13
Other	62	63
Total Accrued Liabilities	$216	$235

6.  Income Taxes

Income Tax Expense

We recorded net income tax expense of $8 and $10 for the three months ended March 31, 2011 and 2010.  Our income tax expense or benefit is affected by changes in unrecognized tax benefits and the mix of income and losses in the tax jurisdictions in which we operate.  For both of the periods of 2011 and 2010, we recorded income tax expense on ex-U.S. earnings.  No income tax expense was recorded on income from U.S. operations for the first quarter of 2011 because we have a U.S. net operating loss deferred tax asset, against which a full valuation allowance has been provided.  For the three months ended March 31, 2010, we experienced a loss from U.S. operations but no income tax benefit was recognized as a full valuation allowance has been provided against the U.S. deferred tax assets.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Unrecognized Tax Benefits

The total amount of unrecognized tax benefits, inclusive of interest and penalties, at March 31, 2011 and December 31, 2010 was $170 and $167, respectively.  Included in the balance at both March 31, 2011 and December 31, 2010 was $68 of unrecognized tax benefits that, if recognized, would impact the effective tax rate.  The increase in the amount of the unrecognized tax benefits is mainly the effect of currency exchange rate fluctuations and tax positions with respect to events in the current year offset by the reevaluation of tax positions not yet settled.

We file income tax returns in the U.S. and various state and foreign jurisdictions.  We are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002.  With few exceptions, we are no longer subject to foreign income tax examinations by tax authorities for years before 2006.  It is reasonably possible that within the next 12 months as a result of the resolution of Federal, state and foreign examinations and appeals and the expiration of various statutes of limitation that the unrecognized tax benefits that would affect the effective tax rate will decrease by a range of $0 to $42 and the unrecognized tax benefits that would not affect the effective tax rate will decrease by a range of $0 to $2.

7.  Restructuring Reserves

In an effort to maintain competitiveness across our businesses and the geographic areas in which we operate and to enhance the efficiency and cost effectiveness of our support operations, we periodically initiate certain restructuring activities which result in charges for costs associated with exit or disposal activities, severance and/or impairment of long-lived assets.  Many of these activities are associated with certain strategic divestitures or plant shut-downs executed in order to eliminate non-core products that lack a sustainable competitive advantage.  The region that has historically been most significantly impacted by these actions has been Europe.

To right-size our support structure in Europe and lower our operating costs in the region, we anticipate a relocation of our European regional headquarters in the second quarter 2011 from a building located in Louvain-la-Neuve, Belgium (“LLN”), which we own, to a multi-tenant building in which we lease office space in Zaventem, Belgium.  Accordingly, we have initiated a process to sell the LLN building and have reclassified this asset as held for sale.  In conjunction with this reclassification, we were required to perform an impairment test of this asset group.  For purposes of testing for impairment and using all available evidence as of March 31, 2011, we estimated the fair value of this asset group by weighting estimated sales proceeds and discounted cash flows that the asset group could be expected to generate through the time of an assumed sale using a Level 3 fair value measurement as defined by U.S. GAAP under the fair value hierarchy.  Our test concluded impairment existed on March 31, 2011 and, accordingly, we recorded a charge of $8 to other operating expense (income) to reduce the carrying value of this asset to its estimated fair value and reclassified the asset to prepaid expenses and other current assets.  Further and in addition to the above, we initiated a reduction in support personnel in this region which resulted in a charge of $4 to selling, general and administrative.  A summary of the charges recorded to Unallocated and Other related to this restructuring action for the three months ended March 31, 2011 are as follows:

	Employment	Long-Lived
	Reductions	Assets	Total
Three Months Ended and cumulative through March 31, 2011:
Selling, general and administrative expenses	$4	$-	$4
Other operating expense (income)	-	8	8
Total	$4	$8	$12

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

A summary of all activity on the restructuring liability during the three months ended March 31, 2011 is as follows:

	Contract		Impairment of
	Termination	Employment	Long-Lived
	Payments	Reductions	Assets	Total
Balance at December 31, 2010	$2	$5	$-	$7
Charges taken	-	4	8	12
Non-cash reductions	-	-	(8)	(8)
Balance at March 31, 2011	$2	$9	$-	$11

We expect $9 of restructuring liabilities as of March 31, 2011 to be utilized within the next twelve months.

8.  Commitments and Contingencies

Litigation

We are a party to legal proceedings, which have arisen in the ordinary course of business and involve claims for monetary damages.  As of March 31, 2011 and December 31, 2010, we had accrued approximately $3 for both periods for legal costs to defend ourselves in legal matters.

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

Environmental Liabilities

In the ordinary course of business, we are subject to numerous environmental laws and regulations covering compliance matters or imposing liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances.  We have incurred, and we may in the future incur, liabilities to investigate and clean up waste or contamination at our current facilities, properties adjacent to our current facilities or facilities operated by third parties at where we may have disposed of waste or other materials.  Under some circumstances, the scope of our liability may extend to damages to natural resources for which we have accrued $2 as of March 31, 2011 and December 31, 2010, which is exclusive of the balances noted below.  In almost all cases, our potential liability arising from historical contamination is based on operations and other events occurring at our facilities or as a result of their operation prior to the Solutia Spinoff.

Further, under terms of the Monsanto Settlement Agreement, we have agreed to share responsibility with Monsanto for the environmental remediation at certain locations outside our plant boundaries in Anniston, Alabama and Sauget, Illinois which were also incurred prior to the Solutia Spinoff (the “Shared Sites”).  Under this cost-sharing arrangement, we are responsible for the funding of environmental liabilities at the Shared Sites from February 28, 2008 (the “Effective Date”) up to a total of $325.  Thereafter, if needed, we and Monsanto will share responsibility equally.  From the Effective Date through March 31, 2011, we have made cash payments of $27 toward remediation of the Shared Sites and have accrued an additional $165 to be paid over the life of the Shared Sites remediation activity.

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
Total
Balance at December 31, 2010	$273
Net charges taken	2
Amounts utilized	(5)
Currency fluctuations	2
Balance at March 31, 2011	$272

	March 31, 2011	December 31, 2010
Environmental Remediation Liabilities, current	$30	$29
Environmental Remediation Liabilities, long-term	242	244
Total	$272	$273

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

Anniston, Alabama.  On Aug. 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Revised Partial Consent Decree, pursuant to which Pharmacia and Solutia are obligated to perform, among other things, residential cleanup work and a remedial investigation/feasibility study (“RI/FS”) as a result of PCB contamination from our Anniston plant, which occurred prior to the Solutia Spinoff.  The residential cleanup of available properties was completed in 2010.  Furthermore, in 2010 the Anniston Plant Site RI/FS was approved by the United States Environmental Protection Agency (“USEPA”) and we expect the Record of Decision setting out the required remedies to be issued in 2011.  The RI/FS for the non-residential properties and the creeks/floodplain are ongoing but it is probable that some level of remediation and/or sediment removal will be required in the future.  We have accrued for this liability based upon our understanding of the level and extent of contamination in these areas, the remedial effort likely to be required by various governmental organizations and estimated costs associated with similar remediation projects.  We may recover some of our investigation and remediation costs from parties, against whom we filed a cost recovery action in July 2003 but because the eventual outcome of these proceedings is uncertain, our environmental liability at March 31, 2011 does not incorporate this potential reimbursement.  State and Federal Natural Resource Damage Trustees have asserted a claim for potential natural resource damage and advised us that they are preparing to undertake an assessment as to the nature and extent of such damages.  These Trustees have requested we consider entering into a cooperative agreement to perform a damage assessment and discussions on such an agreement are ongoing.  As of March 31, 2011, we have accrued $111 for all environmental remediation projects in the Anniston, Alabama area which represents our best estimate of the ultimate liability.  Timing of the remediation will not be established until we complete the RI/FS, a Record of Decision is issued by the United States Environmental Protection Agency (“USEPA”), and a consent decree is negotiated and entered by the court to cover the selected remediation, which will take several years.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Sauget, Illinois.  A number of industries, including our W.G. Krummrich Plant, have operated and disposed of wastes in Sauget, Illinois.  Areas of contamination from these industrial operations, which for our W.G. Krummrich Plant occurred prior to the Solutia Spinoff, have been classified as part of either the Sauget Area 1 Sites or the Sauget Area 2 Sites.  We conducted a RI/FS for the Sauget Area 1 Sites under an Administrative Order on Consent issued on January 21, 1999.  Although an extensive removal action for one of the Sauget Area 1 Sites was conducted under a Unilateral Administrative Order issued on May 31, 2000, the cost and timing of any additional required remedial actions will be established only after a Record of Decision is issued by the USEPA, and a consent decree is negotiated and entered by the court to cover the selected remediation.  We have an agreement with two other potentially responsible parties (“PRPs”) to enter into an allocation proceeding upon issuance of the Record of Decision to resolve our respective shares of the liability for the Sauget Area 1 Sites.  With respect to the Sauget Area 2 Sites, we, in coordination with 19 other PRPs, are also required to conduct a RI/FS for the Sauget Area 2 Sites under an Administrative Order on Consent issued effective November 24, 2000.  We submitted the revised RI/FS report with these PRPs based on interim allocations and have agreed, upon issuance of the Record of Decision, to participate in an allocation proceeding to fully resolve each PRP’s share of the liability for the investigation and remediation costs.  For each of the Sauget Area 1 and 2 Sites, we anticipate the USEPA and Illinois Environmental Protection Agency (“IEPA”) to issue a Record of Decision with final action for the landfill/impoundment covers within the next two years.   However, although an interim groundwater remedy has been installed pursuant to a Unilateral Administrative Order issued on October 3, 2002, it is uncertain when the USEPA and IEPA will issue a final remedy for the groundwater operable unit.  Our ultimate exposure at these sites will depend on the final remedial actions to be taken and on the level of contribution from other PRPs.  In addition, several PRPs, including Solutia and Pharmacia, received in June 2009 from the U.S. Department of the Interior, on behalf of various federal and state natural resource trustees, a notice of intent to perform and an invitation to cooperate in a natural resource damage assessment for the Sauget Industrial Corridor.  Our best estimate of the ultimate cost of all remedial measures that will be required at the Sauget, Illinois area sites is $68 which we have accrued as of March 31, 2011.

W. G. Krummrich Site.  We entered into a Consent Order under the U.S. Resource Conservation and Recovery Act of 1976, as amended, effective May 3, 2000, to investigate and remediate soil and groundwater contamination from our manufacturing operations at the W.G. Krummrich Plant, which occurred prior to the Solutia Spinoff.  We conducted an extensive corrective measures study and a Final Decision was issued by the USEPA in February 2008 setting out the required corrective measures to be completed.  Due to the complexity of the contamination issues at this site, certain of the corrective measures will be performed in phases.  Required pilot testing has been completed and the design/implementation of full scale remediation systems has commenced with operation of these systems expected until at least 2015. Our best estimate of the ultimate cost of all corrective measures that will be required at the W.G. Krummrich Site is $23, which we have accrued as of March 31, 2011.

We also have accruals for remedial obligations at several of our current or former manufacturing sites which we have owned or operated since the Solutia Spinoff.  Our best estimate of the ultimate cost of all corrective measures that will be required at these sites is $70 which we have accrued as of March 31, 2011.

9.  Debt Obligations

At December 31, 2010, our senior secured credit facility (“Credit Facility”) consisted of an $850 term loan maturing in March 2017 (“2017 Term Loan”) and a $300 revolving credit facility maturing in 2015 (“2015 Revolver”).  In the first quarter of 2011, we amended the 2017 Term Loan.  The effect of the amendment resulted in the term of the debt being extended to August 2017, a reduction in the interest rate of 100 basis points, greater strategic flexibility and the replacement of previous financial covenants with a single senior secured leverage ratio.  In connection with the amendment, we incurred $2 of fees which were recorded in loss on debt extinguishment or modification in the three months ended March 31, 2011.  In addition, in the three months ended March 31, 2011, we made $77 of principal payments on our 2017 Term Loan.

In the first quarter of 2010, we issued $300 of senior unsecured notes, due 2020 (“2020 Notes”), which resulted in net proceeds of $292 after deducting underwriting fees and discounts.  In addition, we extinguished our previous term loan and revolving credit facility, replacing them with our Credit Facility.  As a result of the early extinguishment, we incurred an $80 non-cash charge related to the write-off of deferred debt issuance costs and a $9 prepayment penalty for the early extinguishment.  These amounts were recorded in loss on debt extinguishment and modification for the three months ended March 31, 2010.

We had no short-term borrowings at March 31, 2011and December 31, 2010.  Components of long-term debt are as follows:

	March 31, 2011	December 31, 2010
2017 Term Loan	$691	$768
8.75% Notes due 2017	400	400
7.875% Notes due 2020	300	300
Total principal amount	1,391	1,468
Less: Unamortized debt discount	(4)	(5)
Total	$1,387	$1,463

The weighted average interest rate on our total debt outstanding was 6 percent and 6.4 percent at March 31, 2011 and December 31, 2010, respectively.

The $400 notes due in 2017 (“2017 Notes”) were issued at par bearing interest at 8.75 percent and require semi-annual interest payments.  The 2020 Notes were issued at 99.5 percent of par bearing interest at 7.875 percent and require semi-annual interest payments.  Our current subsidiaries CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Overseas, Inc., S E Investment LLC and future subsidiaries as defined by the 2017 Notes and 2020 Notes (collectively “the Notes”), subject to certain exceptions, are guarantors (“Note Guarantors”) of the Notes as of March 31, 2011.

The 2017 Term loan was originally issued for $850 at 99.5 percent of the principal amount. After the amendment, the principal amount was $700 and bears interest at one month LIBOR plus 2.75 percent with a 0.75 percent LIBOR floor.  We are required to pay 1 percent of principal annually via quarterly payments.  The 2015 Revolver bears interest, at our option, at LIBOR plus 3.25 percent, with no LIBOR floor, or at the prime rate plus 2.25 percent.  LIBOR-based interest for the 2017 Term Loan is payable on the last day of each month while interest on the 2015 Revolver is payable on the last day of each relevant interest period (defined as one month for the 2015 Revolver or one month, two, three or six months or other periods available to all lenders under the 2015 Revolver) and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period.  Prime-based interest for the 2015 Revolver is payable quarterly in arrears. CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Overseas, Inc. and future subsidiaries, as defined by the Credit Facility, subject to certain exceptions (the “Credit Facility Guarantors”), are guarantors of our obligations under the Credit Facility.  The Credit Facility and the related guarantees are secured by liens on substantially all of our and the Credit Facility Guarantors’ present and future assets.

The Credit Facility and The Notes include a number of customary covenants and events of default, including the maintenance of certain covenants that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends; repurchase stock; sell certain assets or merge with or into other companies; enter into new lines of business and prepay, redeem or exchange our debt.  The Credit Facility also includes the maintenance of a maximum senior secured indebtedness financial covenant as defined by the Credit Facility.  We were in compliance with all applicable covenants as of March 31, 2011.

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

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Interest Rate Risk

We occasionally enter into interest rate swap and cap contracts to manage interest rate exposures.  In 2008, we entered into interest rate swap agreements with a total notional amount of $800 (“2008 Swaps”) in order to secure a fixed interest rate on a portion of our then existing floating interest rate term debt.  Through first quarter 2009, we designated the 2008 Swaps as cash flow hedges and any changes in fair value were recorded to accumulated other comprehensive loss, a component of equity.  Thereafter, and as more fully described below, we discontinued hedge accounting on the 2008 Swaps because these derivatives were no longer expected to be effective.

The 2008 Swaps have declining total notional amounts of $800 to $150 which are operational from the second quarter of 2010 through the first quarter of 2014.  As these derivatives were no longer expected to be effective, we discontinued hedge accounting in first quarter 2009 and all subsequent changes in fair value are recognized as interest expense in the Consolidated Statement of Operations.  After assessing existing interest rate market conditions and to neutralize the impact to earnings, in the third quarter of 2010, we entered into interest rate swap agreements that offset the 2008 Swaps (“Offsetting Swaps”).   The Offsetting Swaps are operational beginning in the third quarter of 2010 with total notional amounts, operational dates and other terms that effectively mirror the 2008 Swaps.  Further, to mitigate the exposure to variable interest rates on the 2017 Term Loan, we entered into interest rate swap agreements with a total notional amount of $600 (“2010 Swaps”) that were operational beginning in the third quarter of 2010 in order to secure a fixed interest rate on a portion of the floating interest rate term debt.  The total notional amount of the 2010 Swaps declines to $200 through the fourth quarter of 2015.  The 2010 Swaps were designated as cash flow hedges and therefore any changes in fair value were recorded to accumulated other comprehensive loss.

In the first quarter 2011, we terminated the 2010 Swaps in conjunction with the debt modification discussed in Note 9 – Debt Obligations.  To protect cash flows on a portion of the variable rate term loan against adverse interest rate changes, we entered into interest rate caps.  These caps (“2011 Caps”) became operative in the first quarter 2011 and have notional amounts of $500 in 2011, $400 in 2012 and 2013, $300 in 2014 and $200 in 2015.  Under the 2011 Caps, when the one-month LIBOR rates exceeds 0.75%, we will receive payments from the cap providers.  The combination of the 0.75% LIBOR floor on our 2017 Term Loan along with cash payment on the 2011 Caps results in total payments at a fixed rate of 2.21%, plus the margin of 2.75%, for a total of 4.96% on the notional amounts hedged through 2015.  The 2011 Caps were designated as cash flow hedges and therefore any changes in fair value were recorded to accumulated other comprehensive loss.

Foreign Currency Exchange Rate Risk

We use foreign currency derivative instruments to manage the volatility associated with foreign currency purchases of materials and other assets and liabilities created in the normal course of business and to protect against exposure related to intercompany financing transactions.  These risks are hedged primarily through the use of forward exchange contracts and purchased options with maturities of less than 18 months.  We have chosen not to designate these instruments as hedges to allow the changes in the fair value of these instruments to largely offset the remeasurement of the underlying assets and liabilities in the Consolidated Statement of Operations.  We had currency forward contracts to purchase and sell $110 and $104 of currencies comprised principally of the Euro, U.S. Dollar and Malaysian Ringgit as of March 31, 2011 and December 31, 2010, respectively.

Commodity Price Risk

We periodically enter into a limited number of commodity forward contracts in order to reduce cash flow exposure to changes in the price of certain raw materials and energy resources.  At March 31, 2011 and December 31, 2010, we had no such contracts outstanding requiring fair value treatment.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Our derivatives recorded at their respective fair values at March 31, 2011 and December 31, 2010 in the Consolidated Statement of Financial Position are summarized as follows:
	March 31, 2011
	Asset Derivatives		Liability Derivatives
	Consolidated Statement of Financial Position Presentation	Fair Value	Consolidated Statement of Financial Position Presentation	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other Assets	$1	Other Liabilities	$2
Total Interest rate contracts		1		2

Derivative not designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$-	Accrued Liabilities	$12
	Other Assets	5	Other Liabilities	17
Total Interest rate contracts		5		29
Foreign exchange contracts	Miscellaneous Receivables	1	Accrued Liabilities	-
Total Derivatives		$7		$31

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Consolidated Statement of Financial Position Presentation	Fair Value	Consolidated Statement of Financial Position Presentation	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$-	Accrued Liabilities	$3
	Other Assets	6	Other Liabilities	-
Total Interest rate contracts		6		3

Derivative not designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$-	Accrued Liabilities	$13
	Other Assets	5	Other Liabilities	20
Total Interest rate contracts		5		33
Foreign exchange contracts	Miscellaneous Receivables	1	Accrued Liabilities	1
Total Derivatives		$12		$37

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

A summary of the effect of our derivative instruments for the three months ended March 31, 2011 and 2010 on the Consolidated Statement of Operations and Consolidated Statement of Financial Position is as follows:

	Change in Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Loss		Amount of Gain (Loss) Recognized in Income		Consolidated Statement of Operations Presentation

	2011	2010	2011	2010
Derivatives designated as hedging instruments:
Interest rate contracts	$-	$-	$-	$-	Interest expense

Derivatives not designated as hedging instruments:
Interest rate contracts	$-	$-	$(2)	$(6)	Interest expense (a)
Foreign exchange contracts	-	-	1	2	Other income (loss), net
Total Derivatives not designated as hedging instruments	$-	$-	$(1)	$(4)
Total Derivatives	$-	$-	$(1)	$(4)

(a)	We reclassified $2 of losses from accumulated other comprehensive loss to interest expense during the three months ended March 31, 2011 related to the 2008 and 2010 Swaps.

As of March 31, 2011, deferred losses of $15 related to our interest rate derivatives are expected to be reclassified into earnings as interest expense over the next twelve months.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

11.  Fair Value of Financial Instruments

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

	Fair Value Measurements at March 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash Equivalents (a)	$20	$20	$-	$-
Derivatives – Foreign Exchange (b)	1	-	1	-
Derivatives – Interest Rates (c)	6	-	6	-
Total	$27	$20	$7	$-

Liabilities:
Derivatives – Interest Rates (c)	$31	$-	$31	$-
Total	$31	$-	$31	$-

	Fair Value Measurements at December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash Equivalents (a)	$60	$60	$-	$-
Derivatives – Foreign Exchange (b)	1	-	1	-
Derivatives – Interest Rates (c)	11	-	11	-
Total	$72	$60	$12	$-

Liabilities:
Derivatives – Foreign Exchange (b)	$1	$-	$1	$-
Derivatives – Interest Rates (c)	36	-	36	-
Total	$37	$-	$37	$-

(a)	Includes cash invested in money market funds.
(b)	Includes foreign currency forward and options contracts which are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.
(c)	Includes interest rate caps and swaps which are valued using counterparty quotes, which use discounted cash flows and the then-applicable forward interest rates.

The recorded amounts of cash, trade receivables, accounts payable and short-term debt approximate their fair values at both March 31, 2011 and December 31, 2010, due to the short maturity of these instruments.  The estimated fair value of our long-term debt at March 31, 2011 is $ 1,461 compared to the recorded amount of $ 1,387.  The estimated fair value of our long-term debt at  December 31, 2010 was $1,530 compared to the recorded amount of $ 1,463.  The fair values are estimated by various banks based upon trading levels on the date of measurement.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

12.  Pension Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

For the three months ended March 31, 2011 and 2010, our pension and healthcare and other benefit costs for continuing operations were as follows:

	Pension Benefits		Healthcare and Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Service costs for benefits earned	$1	$1	$1	$1
Interest costs on benefit obligation	12	12	2	2
Assumed return on plan assets	(13)	(13)	(2)	(1)
Amortization of actuarial net loss (gain)	3	2	(2)	(1)
Settlement Charges	-	1	-	-
Total	$3	$3	$(1)	$1

Settlements

For the three months ended March 31, 2010 we recorded a settlement charge of $1 resulting from the significant amount of lump sum distributions in Belgium associated with a reduction of personnel prior to March 31, 2010.  This reduction was driven by restructuring activities.

Employer Contributions

 According to the applicable funding rules, we are required to contribute $47 to our pension plans, collectively, in 2011.  For the three months ended March 31, 2011, we contributed $ 3.

13.  Accumulated Other Comprehensive Income (Loss)

The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Currency Adjustments	Postretirement Adjustments	Hedging Activity Adjustments	Accumulated Other Comprehensive Loss
Beginning Balance - January 1, 2010	$(56)	$(160)	$(21)	$(237)
Currency translation adjustments	(35)	-	-	(35)
Pension settlement charge	-	1	-	1
Amortization of net actuarial loss	-	1	-	1
Ending Balance - March 31, 2010	$(91)	$(158)	$(21)	$(270)

Beginning Balance - January 1, 2011	$(66)	$(117)	$(11)	$(194)
Currency translation adjustments	57	-	-	57
Amortization of net actuarial loss	-	1	-	1
Realized loss on derivative instruments	-	-	2	2
Ending Balance - March 31, 2011	$(9)	$(116)	$(9)	$(134)

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

14. Segment Data

 We are a global manufacturer and marketer of a variety of high-performance chemical-based materials that are used across automotive, construction, industrial and consumer applications.  Our operations are managed and reported in three reportable segments consisting of Advanced Interlayers, Performance Films and Technical Specialties.

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

Reportable Segment	Products
Advanced Interlayers	• SAFLEX® plastic interlayer • VISTASOLAR® ethyl vinyl acetate encapsulants • Specialty intermediate polyvinyl butyral resin and plasticizer
Performance Films	• LLUMAR®, VISTA®, GILA®, V-KOOL®, HUPER OPTIK® and FORMULAONE® professional and retail window films • FLEXVUE™ precision coated films and other enhanced polymer films for industrial customers
Technical Specialties	• CRYSTEX® insoluble sulphur • SANTOFLEX® antidegradants • THERMINOL® heat transfer fluids • SKYDROL® aviation hydraulic fluids

The performance of our operating segments is evaluated based on Segment Profit, defined as income from continuing operations attributable to Solutia before interest expense, loss on debt extinguishment or modification, income taxes, depreciation and amortization. Segment Profit includes selling, general and administrative, research and development expenses, other operating income or expenses, gains and losses from asset dispositions and restructuring charges, the reduction for net income attributable to noncontrolling interests and other income and expense items that can be directly attributable to the segment.  Certain operations, expenses and other items that are managed outside the reportable segments are reported as Unallocated and Other.  Unallocated and Other is comprised of corporate expenses, adjustments to our LIFO valuation reserve, adjustments to our environmental liabilities, other income and expense items including currency gains/losses, gains and losses from asset dispositions and restructuring charges, that are not directly attributable to the reportable segments in addition to non-core operations that do not meet the quantitative threshold for determining reportable segments.  There were no inter-segment sales in the periods presented below.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

	Three Months Ended March 31,
	2011		2010
	Net	Profit	Net	Profit
	Sales	(Loss)	Sales	(Loss)
Reportable Segments:
Advanced Interlayers	$213	$49	$186	$48
Performance Films	76	19	52	9
Technical Specialties	220	98	206	77
Reportable Segment Totals	509	166	444	134
Unallocated and Other	-	(31)	4	(26)
Total	509	135	448	108

Reconciliation to Consolidated Totals:
Depreciation and amortization		(32)		(27)
Interest expense		(28)		(38)
Loss on debt extinguishment or modification		(2)		(89)
Net income attributable to noncontrolling interest		1		1
Consolidated Totals
Net Sales	$509		$448

Income (Loss) from Continuing Operations Before Income Taxes		$74		$(45)

15.  Earnings (Loss) Per Share

The following table presents the net income (loss) used in basic and diluted earnings (loss) per share and reconciles weighted average number of shares used in the calculations of basic and diluted earnings (loss) per share.

(Shares in millions)	Three Months Ended March 31,
	2011	2010

Consolidated Statement of Operations:
Income (Loss) from continuing operations	$66	$(55)
Less: Net Income attributable to noncontrolling interest	1	1
Income (Loss) from continuing operations attributable to Solutia	65	(56)
Loss from discontinued operations, net of tax	-	(2)
Net Income (Loss) attributable to Solutia	$65	$(58)

Weighted-average number of shares outstanding used for basic earnings (loss) per share	119.4	118.5
Non-vested restricted shares	1.3	N/A (a)
Stock options	0.5	N/A (a)
Weighted average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share	121.2	118.5

(a)
1.5 million shares of non-vested restricted stock for the three months ended March 31, 2010 would have been considered dilutive for purposes of the earnings per share calculation in the event that operations resulted in income.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

During the three months ended March 31, 2011 and 2010, the following shares were not included in the computation of earnings (loss) per share since the result would have been anti-dilutive.

	Three Months Ended March 31,
(Shares in millions)	2011	2010
Non-vested restricted shares	0.1	0.3
Stock options	1.1	1.9
Warrants (a)	4.5	4.5

(a)
Upon the Effective Date, we issued warrants to purchase an aggregate of 4,481,168 shares to certain of the holders of our stock at the time of our Chapter 11 bankruptcy.  These warrants have an exercise price of $29.70 and expire on February 27, 2013.

16. Condensed Consolidating Financial Statements

In accordance with SEC regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” we are providing condensed consolidating financial statements as the Notes are fully and unconditionally guaranteed on a joint and several basis.

The following consolidating financial statements present, in separate columns, financial information for:  (i) Solutia, on a parent-only basis, carrying its investment in subsidiaries under the equity method; (ii) Note Guarantors on a combined basis (“Guarantors”), carrying investments in subsidiaries which do not guarantee the debt (the “Non-Guarantors”) under the equity method; (iii) Non-Guarantors on a combined basis; (iv) eliminating entries and (v) consolidated totals as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010.  The eliminating entries primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2011

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Net Sales	$135	$107	$465	$(198)	$509
Cost of goods sold	118	69	366	(206)	347
Gross Profit	17	38	99	8	162

Selling, general and administrative expenses	27	13	22	-	62
Research and development expenses and other operating (income), net	7	(1)	(11)	-	(5)

Operating Income (Loss)	(17)	26	88	8	105

Equity earnings from affiliates	98	59	-	(157)	-
Interest expense	(32)	-	(46)	50	(28)
Other income (loss), net	18	13	26	(58)	(1)
Loss on debt modification	(2)	-	-	-	(2)

Income from Continuing Operations Before Income Tax Expense	65	98	68	(157)	74
Income tax expense	-	-	7	1	8
Net Income	65	98	61	(158)	66
Net Income attributable to noncontrolling interest	-	-	1	-	1
Net Income attributable to Solutia	$65	$98	$60	$(158)	$65

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2010

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Net Sales	$112	$97	$406	$(167)	$448
Cost of goods sold	95	63	314	(172)	300
Gross Profit	17	34	92	5	148

Selling, general and administrative expenses	28	14	23	-	65
Research and development expenses and other operating expense, net	2	1	1	-	4

Operating Income (Loss)	(13)	19	68	5	79

Equity earnings from affiliates	70	39	-	(109)	-
Interest expense	(38)	-	(34)	34	(38)
Other income, net	11	13	21	(42)	3
Loss on debt extinguishment	(88)	-	(1)	-	(89)

Income (Loss) from Continuing Operations Before Income Tax Expense	(58)	71	54	(112)	(45)
Income tax expense	-	-	12	(2)	10
Income (Loss) from Continuing Operations	(58)	71	42	(110)	(55)
Loss from discontinued operations, net of tax	-	(1)	(1)	-	(2)
Net Income (Loss)	(58)	70	41	(110)	(57)
Net Income attributable to noncontrolling interest	-	-	1	-	1
Net Income (Loss) attributable to Solutia	$(58)	$70	$40	$(110)	$(58)

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Balance Sheet
March 31, 2011

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia
ASSETS
Current Assets:
Cash and cash equivalents	$80	$1	$92	$-	$173
Trade receivables, net	34	47	179	-	260
Intercompany receivables	99	537	426	(1,062)	-
Miscellaneous receivables	11	-	57	-	68
Inventories	68	55	212	(40)	295
Prepaid expenses and other current assets	2	2	19	9	32
Current assets of discontinued operations	-	-	2	-	2
Total Current Assets	294	642	987	(1,093)	830
Net Property, Plant and Equipment	178	137	597	-	912
Investments in Affiliates	2,403	639	933	(3,975)	-
Goodwill	150	191	413	-	754
Net Identified Intangible Assets	185	305	460	-	950
Intercompany Advances	459	546	1,858	(2,863)	-
Other Assets	72	3	74	-	149
Total Assets	$3,741	$2,463	$5,322	$(7,931)	$3,595

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$48	$27	$111	$-	$186
Intercompany payables	662	12	388	(1,062)	-
Accrued liabilities	96	8	113	(1)	216
Intercompany short-term debt	40	-	430	(470)	-
Current liabilities of discontinued operations	-	-	20	-	20
Total Current Liabilities	846	47	1,062	(1,533)	422
Long-Term Debt	1,387	-	-	-	1,387
Intercompany Long-Term Debt	132	24	2,237	(2,393)	-
Postretirement Liabilities	224	2	82	-	308
Environmental Remediation Liabilities	223	3	16	-	242
Deferred Tax Liabilities	21	11	213	-	245
Non-Current Liabilities of Discontinued Operations	-	-	24	-	24
Other Liabilities	46	6	45	-	97

Equity:
Common stock	1	-	-	-	1
Additional contributed capital	1,641	2,370	1,635	(4,005)	1,641
Treasury stock	(8)	-	-	-	(8)
Accumulated other comprehensive loss	(134)	-	-	-	(134)
Accumulated deficit	(638)	-	-	-	(638)
Total Shareholders' Equity attributable to Solutia	862	2,370	1,635	(4,005)	862
Equity attributable to noncontrolling interest	-	-	8	-	8
Total Equity	862	2,370	1,643	(4,005)	870
Total Liabilities and Equity	$3,741	$2,463	$5,322	$(7,931)	$3,595

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Balance Sheet
December 31, 2010

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia
ASSETS
Current Assets:
Cash and cash equivalents	$98	$7	$86	$-	$191
Trade receivables, net	26	40	162	-	228
Intercompany receivables	100	497	398	(995)	-
Miscellaneous receivables	14	-	61	-	75
Inventories	69	47	199	(40)	275
Prepaid expenses and other current assets	7	2	9	9	27
Current assets of discontinued operations	-	-	5	-	5
Total Current Assets	314	593	920	(1,026)	801
Net Property, Plant and Equipment	180	139	592	-	911
Investments in Affiliates	2,280	559	908	(3,747)	-
Goodwill	149	192	399	-	740
Net Identified Intangible Assets	186	309	443	-	938
Intercompany Advances	439	514	1,693	(2,646)	-
Other Assets	78	2	67	-	147
Total Assets	$3,626	$2,308	$5,022	$(7,419)	$3,537

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$53	$21	$99	$-	$173
Intercompany payables	630	11	354	(995)	-
Accrued liabilities	103	10	123	(1)	235
Intercompany short-term debt	17	-	479	(496)	-
Current liabilities of discontinued operations	-	-	15	-	15
Total Current Liabilities	803	42	1,070	(1,492)	423
Long-Term Debt	1,463	-	-	-	1,463
Intercompany Long-Term Debt	108	23	2,019	(2,150)	-
Postretirement Liabilities	225	3	80	-	308
Environmental Remediation Liabilities	225	3	16	-	244
Deferred Tax Liabilities	21	11	206	-	238
Non-Current Liabilities of Discontinued Operations	-	-	25	-	25
Other Liabilities	49	6	42	-	97

Equity:
Common stock	1	-	-	-	1
Additional contributed capital	1,634	2,220	1,557	(3,777)	1,634
Treasury stock	(6)	-	-	-	(6)
Accumulated other comprehensive loss	(194)	-	-	-	(194)
Accumulated deficit	(703)	-	-	-	(703)
Total Shareholders' Equity attributable to Solutia	732	2,220	1,557	(3,777)	732
Equity attributable to noncontrolling interest	-	-	7	-	7
Total Equity	732	2,220	1,564	(3,777)	739
Total Liabilities and Equity	$3,626	$2,308	$5,022	$(7,419)	$3,537

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2011

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Cash Provided by (Used in) Operations	$(33)	$31	$54	$-	$52

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(4)	(1)	(12)	-	(17)
Restricted Cash	-	-	(5)	-	(5)
Asset disposals	-	3	26	-	29
Other	-	-	1	-	1
Cash Provided by (Used in) Investing Activities	(4)	2	10	-	8

FINANCING ACTIVITIES:
Payment of long-term debt obligations	(77)	-	-	-	(77)
Purchase of treasury shares	(2)	-	-	-	(2)
Other, net	(1)	-	-	-	(1)
Changes in investments and advances from (to) affiliates	99	(39)	(60)	-	-
Cash Provided by (Used in) Financing Activities	19	(39)	(60)	-	(80)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	2	-	2

Increase (Decrease) in Cash and Cash Equivalents	(18)	(6)	6	-	(18)

CASH AND CASH EQUIVALENTS:
Beginning of year	98	7	86	-	191
End of year	$80	$1	$92	$-	$173

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Cash Provided by (Used in) Operations	$(72)	$30	$38	$-	$(4)

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(2)	(1)	(2)	-	(5)
Other	-	(1)	-	-	(1)
Cash Used in Investing Activities	(2)	(2)	(2)	-	(6)

FINANCING ACTIVITIES:
Proceeds from long-term debt obligations	1,144	-	-	-	1,144
Payment of long-term debt obligations	(876)	-	-	-	(876)
Debt issuance costs	(25)	-	-	-	(25)
Purchase of treasury shares	(1)	-	-	-	(1)
Other, net	(9)	-	-	-	(9)
Changes in investments and advances from (to) affiliates	(15)	(28)	43	-	-
Cash Provided by (Used in) Financing Activities	218	(28)	43	-	233

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	(8)	-	(8)

Increase in Cash and Cash Equivalents	144	-	71	-	215

CASH AND CASH EQUIVALENTS:
Beginning of period	104	1	138	-	243
End of period	$248	$1	$209	$-	$458

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements include all statements regarding expected future financial position, results of operations, profitability, cash flows and liquidity.  Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, our ability to comply with the terms of our financing agreements; our ability to reduce our overall leveraged position; general economic, business and market conditions; customer acceptance of new products; raw material and energy costs or shortages; limited access to capital resources; currency and interest rate fluctuations; increased competitive and/or customer pressure; gain or loss of significant customers; compression of credit terms with suppliers; exposure to product liability and other litigation; changes in cost of environmental remediation obligations and other environmental liabilities; changes in accounting principles generally accepted in the U.S. (“U.S. GAAP”); ability to implement cost reduction initiatives in a timely manner; geopolitical instability and changes in pension and other postretirement benefit assumptions.

Overview

We are a global manufacturer and marketer of a variety of high-performance chemical-based materials that are used across automotive, construction, industrial and consumer applications.  We report and manage our operations in three reportable segments consisting of Advanced Interlayers, Performance Films and Technical Specialties.  Through our Advanced Interlayers segment, we produce Polyvinyl Butyral (“PVB”) and Ethyl Vinyl Acetate (“EVA”) used in the manufacture of laminated glass for automotive, architectural and solar applications.   Our Performance Films segment manufactures, markets and distributes custom-coated window films for aftermarket automotive and architectural applications in addition to the manufacture of specialized technical films for use in a wide variety of industrial applications.  Technical Specialties is our specialty chemicals segment, which includes the manufacture and sale of specialty chemicals for the rubber, solar energy, process manufacturing and aviation industries.  The major products by reportable segment are as follows:

Reportable Segment	Products
Advanced Interlayers	• SAFLEX® plastic interlayer • VISTASOLAR® ethyl vinyl acetate encapsulants • Specialty intermediate polyvinyl butyral resin and plasticizer
Performance Films	• LLUMAR®, VISTA®, GILA®, V-KOOL®, HUPER OPTIK® and FORMULAONE® professional and retail window films • FLEXVUE™ precision coated films and other enhanced polymer films for industrial customers
Technical Specialties	• CRYSTEX® insoluble sulphur • SANTOFLEX® antidegradants • THERMINOL® heat transfer fluids • SKYDROL® aviation hydraulic fluids

See Note 14 to the accompanying consolidated financial statements for further information regarding our reportable segments and for the associated definition of segment profit.

Significant 2011 Events

Product Portfolio and Expansions:  As a leading provider of specialty materials used by consumers all around the world, we actively pursue opportunities to capitalize on underserved or emerging markets or geographies where we have a competitive advantage.  Conversely, we periodically initiate restructuring, divestitures or shut-downs in product markets and geographies in which these characteristics do not exist.  In 2011, we exited from several non-strategic other rubber chemicals businesses and continued the development and expansion of certain key products.

In the first quarter 2011, we initiated the expansion of our Suzhou, China and Ghent, Belgium facilities, both of which we expect to complete in 2011.  The China upgrade will incorporate a second Saflex® manufacturing line to serve the architectural, photovoltaic and automotive markets, plus a new facility enabling the production of Vistasolar® necessary to serve the growing photovoltaic market.  The Belgium expansion will significantly expand our capacity to produce Saflex® acoustic interlayer for automotive applications.  We also announced plans to expand our current Crystex® operations in Kuantan, Malaysia, which will double the capacity of this facility.  Finally, on March 24, 2011, we entered into an agreement to acquire selected assets from a leading conductive film manufacturing firm based in Taiwan for $7 million, which will increase our manufacturing capacity for the production of our Flexvue™ film components.

With respect to divestitures, in the first quarter 2011, we sold certain other rubber chemicals businesses in two separate transactions; the dithiocarbamates and tetrabenzylthiuram disulfide businesses in exchange for $26 million and the Santoweb® and Vocol® businesses in exchange for $3 million.  Combined product sales of these businesses were approximately 3 percent of total consolidated 2010 sales.  Our decision to exit these businesses is consistent with our strategy of focusing on businesses that are leaders or have the potential to be leaders in their respective markets coupled with a sustainable competitive advantage.

Long-term Capital Structure: During the first quarter 2011, we made $77 million of payments on our senior term loan facility and refinanced the balance outstanding in order to lower our interest rate and modify the terms resulting in additional strategic and financial flexibility.  Our refinanced senior term loan facility is due August 1, 2017 and has initial pricing of LIBOR plus 2.75 percent (with a leverage-based step-down to 2.50 percent) and a 0.75 percent LIBOR floor, for a current yield of 3.50 percent versus 4.50 percent under the initial term loan.

Consolidated Results of Operations - First Quarter 2011 compared to First Quarter 2010

	Three Months Ended
	March 31,		Increase	% Increase
(dollars in millions, except per share amounts)	2011	2010	(Decrease)	(Decrease)
Net Sales	$509	$448	$61	14%
Net income (Loss) attributable to Solutia	$65	$(58)	$123	212%

Adjusted EBITDA (a)	$135	$124	$11	9%
Adjusted EPS (a)	$0.50	$0.35	$0.15	43%

(a) Non-GAAP financial measure. See below for discussion and a reconciliation to GAAP measures

In the first quarter 2011, we reported net sales of $509 million, a 14 percent increase as compared to $448 million reported in the first quarter 2010.  The increase was driven by higher sales volumes of $43 million or 9 percent, the impact of the Vistasolar and Novomatrix acquired businesses of $30 million or 7 percent, and higher selling prices of $7 million or 2 percent, partially offset by the impact of divestitures of $17 million or 4 percent and unfavorable currency exchange rate fluctuations of $2 million.   Net income attributable to Solutia of $65 million for first quarter 2011 represents an improvement of $123 million as compared to a loss of $58 million as reported in the same period in 2010.  Significantly impacting results for the three months ended March 31, 2010 is an $89 million charge on the write-off of deferred debt issuance costs and a prepayment penalty associated with the early extinguishment of our previous credit facility (“2014 Term Loan” and “2013 Revolver”).  The remaining improvement was predominately due to higher Adjusted EBITDA of $11 million, as further explained below, gains realized on the sale of certain other rubber chemical businesses sold in the first quarter of 2011, lower interest expense and lower tax expense.

Adjusted EBITDA for the first three months of 2011 was $135 million as compared to $124 million for the same period in 2010, which represents an $11 million or 9 percent improvement.  The increase in Adjusted EBITDA was driven by $32 million on higher sales volumes, including the impact of the Vistasolar and Novomatix acquired businesses, $7 million in higher sales prices and $11 million of lower operating expenses, partially offset by the negative impact from higher raw materials of $32 million, the divestiture of certain other rubber chemical businesses of $4 million and unfavorable currency exchange rate fluctuations of $3 million.  Lower operating expenses were predominantly driven by improved absorption of manufacturing costs due to higher utilization and lower expenses associated with our annual incentive plan.

Adjusted Earnings Per Share for the first three months of 2011 was $0.50 as compared to $0.35 for the same period in 2010, which represents $0.15 or a 43 percent improvement.  This improvement was significantly higher than the increase in Adjusted EBITDA due to lower interest expense, resulting from our debt paydown throughout 2010 and into 2011 and our term debt refinancings, and a lower effective tax rate, which was partially offset by higher depreciation and amortization associated with assets acquired in the Vistasolar and Novomatrix purchases.

Outlook

Our current operating premise is that automotive, energy solutions and the electronics markets will continue to grow globally in 2011 at higher than GDP rates, with the most significant growth in China and other emerging markets.  We are not premising growth in the global architectural market, except for China, where we have a lower market share in comparison with our architectural market in other major world areas.  Further, as the Euro strengthens relative to the U.S. Dollar and as compared to 2010, we expect net sales for 2011 to increase.  Coupled with these assumptions, and in response to a rising raw material environment, we are premising price increases on certain products for the remainder of the year.  Finally, the divestiture of certain other rubber chemicals businesses in the first quarter 2011 is expected to reduce full year net sales as compared to 2010 by approximately $40 million.  In aggregating these premises, our expectation for 2011 is net sales will be within the range of $2.125 billion and $2.2 billion.

With respect to profitability and after excluding restructuring items and certain gains realized in the first quarter on the sale of certain other rubber chemical businesses, we expect operating margins in the second and third quarters to be consistent with results reported in the first quarter, declining slightly in the fourth quarter due to expected lower manufacturing utilization rates on seasonally driven lower volumes.   Raw material increases, which negatively impacted first quarter 2011 results by $32 million as compared to the same period in 2010, are expected to continue to rise in the second quarter as compared to the first quarter of 2011, but at a lesser rate.  We expect these raw material increases to be more than offset by sales volume and sales price increases.  Finally, on a full year basis, the sale of certain other rubber chemicals businesses in the first quarter 2011 is expected to reduce full year operating income as compared to 2010 by approximately $7 million.

Our incremental earnings premised in 2011 will generate additional operating cash, which will be offset by higher ex-U.S. tax payments, new product and growth related capital spending, as well as modest investments in working capital related to revenue growth.  In summary, we are currently anticipating generating cash from operations less capital spending in 2011 in the range of $150 million to $200 million from continuing operations.

Non-GAAP Financial Measures

Management’s Discussion and Analysis (“MD&A”) includes financial information prepared in accordance with U.S. generally accepted accounting principles (GAAP), as well as three other financial measures including Adjusted EBITDA, Adjusted Earnings and Adjusted Earnings per Share, that are considered “non-GAAP financial measures.”  Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.  The presentation of Adjusted EBITDA, Adjusted Earnings and Adjusted Earnings per Share are intended to supplement investors’ understanding of our operating performance.  These non-GAAP financial measures are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than other GAAP measures and may not be comparable to similarly titled measures presented by other companies.

Adjusted EBITDA is defined as income from continuing operations attributable to Solutia before interest expense, loss on debt extinguishment or modification, income taxes, depreciation and amortization, certain gains and losses that affect comparability, cost overhang associated with discontinued operations and non-cash stock compensation expense.  Adjusted Earnings is defined as income from continuing operations attributable to Solutia excluding certain gains and losses, net of tax that affect comparability.  Adjusted Earnings per Share is defined as Adjusted Earnings divided by weighted average diluted shares outstanding.  We believe Adjusted EBITDA, Adjusted Earnings and Adjusted Earnings per Share assist us in comparing our performance over various reporting periods and against our peers on a consistent basis because it removes from our operating results the impact of items that do not reflect our core operating performance.  Further, we believe Adjusted EBITDA, Adjusted Earnings and Adjusted Earnings per Share are useful to investors.  The compensation committee of our board of directors determines the annual incentive compensation for certain members of our management based, in part, using each of these financial measures.

See the Non-GAAP Reconciliations section of this MD&A for reconciliations of these non-GAAP financial measures to their most comparable measure calculated and presented in accordance with GAAP.

Critical Accounting Policies and Estimates

There were no changes in the three months ended March 31, 2011 with respect to our critical accounting policies, as presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2010 Form 10-K filed on February 25, 2011.

Results of Operations - First Quarter 2011 Compared with First Quarter 2010

Advanced Interlayers

(dollars in millions)	Three Months Ended
	March 31,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Net Sales	$213	$186	$27	15%

Segment Profit	$49	$48	$1	2%
Charges included in Segment Profit	-	-

The increase in net sales in the first quarter 2011 resulted from higher sales volumes of $12 million or 7 percent, the impact of the Vistasolar acquisition of $15 million or 8 percent and higher average selling prices of $2 million or 1 percent, partially offset by unfavorable currency exchange rate fluctuations of $2 million or 1 percent. Higher sales volumes were experienced in our sheet business due to increased demand primarily in the global automotive market, led by Europe.  Sales volumes in our architectural markets were effectively flat compared to the prior year.  The increase in selling prices is the result of price increases in 2011 annual customer contracts, predominately related to our SAFLEX® plastic interlayer.  The unfavorable currency impact was driven most notably by the increased strength of the U.S. dollar versus the Euro, in comparison to the same period in 2010, due to our strong market positions in Europe.

The increase in segment profit in the first quarter 2011 resulted primarily from higher net sales, the impact of the Vistasolar acquisition, and lower compensation expense related to our annual incentive plan, partially offset by higher raw material costs.

Performance Films

(dollars in millions)	Three Months Ended
	March 31,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Net Sales	$76	$52	$24	46%

Segment Profit	$19	$9	$10	111%
Charges included in Segment Profit	-	(1)

The increase in net sales in the first quarter 2011 resulted from higher sales volumes of $9 million or 17 percent and the impact of the Novomatrix acquisition of $15 million or 29 percent.  Higher sales volumes were experienced in all global markets due mainly to improved demand in the global automotive markets as well as electronic sectors.  The most significant improvement was in the Asia Pacific region, partially driven by our Novomatrix acquisition.

The increase in segment profit in the first quarter 2011 resulted primarily from higher net sales and the impact of the Novomatrix acquisition, partially offset by higher selling costs on products, including those associated with our Novomatrix acquisition.

Technical Specialties

(dollars in millions)	Three Months Ended
	March 31,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Net Sales	$220	$206	$14	7%

Segment Profit	$98	$77	$21	27%
Gains (Charges) included in Segment Profit	17	(5)

The increase in net sales in the first quarter 2011 resulted from higher sales volumes of $22 million or 11 percent and higher average selling prices of $5 million or 2 percent, partially offset by the divestiture of various other rubber chemical businesses of $13 million or 6 percent. Higher sales volumes were experienced most significantly by our THERMINOL® heat transfer fluids and CRYSTEX® insoluble sulphur due to strengthening demand in the Asia Pacific market and global automotive market, respectively. Higher average selling prices were experienced across all of our products except SANTOFLEX® antidegradants.

The increase in segment profit in comparison to the first quarter 2010 resulted primarily from higher net sales, higher gains as discussed in the Summary of Events Affecting Comparability, improved manufacturing costs and lower compensation expense related to our annual incentive plan, partially offset by higher raw material costs and the impact of divesting various other rubber chemical businesses.

Unallocated and Other

(dollars in millions)	Three Months Ended
	March 31,		Increase	% Increase
Components of Unallocated and Other	2011	2010	(Decrease)	(Decrease)
Other Operations Segment Profit (Loss)	$-	$1
Corporate Expenses	(15)	(15)
Share-based Compensation Expense	(5)	(4)
Other Unallocated Expense, net	(11)	(8)
Unallocated and Other results	$(31)	$(26)	$(5)	(19)%

Charges Included in Unallocated and Other
Corporate Expenses	(4)	-
Other Unallocated Expense, net	(8)	(5)
Charges Included in Unallocated and Other results	$(12)	$(5)	$(7)	(140)%

Net losses on Unallocated and Other results increased $5 million in the first quarter 2011 as compared to the same period in 2010 primarily due to higher charges as described in the Summary of Events Affecting Comparability, partially offset by lower corporate expenses.  After taking into consideration the higher charges in 2011, corporate expenses decreased in 2011 due predominately to lower compensation expense related to our annual incentive plan and the effects of restructuring events executed in previous periods.

Interest Expense

(dollars in millions)	Three Months Ended
	March 31,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Interest expense	$28	$38	$(10)	(26	) %

Interest expense decreased in 2011 compared to 2010 due to a lower average interest rate, lower debt issue costs and lower expense related to our interest swaps, partially offset by a higher average debt balance.  For the quarter ended March 31, 2011, our average debt balance was $1.5 billion compared to $1.3 billion for the same period in 2010.  Our average interest rate dropped from 7.5 percent for the quarter ended March 31, 2010 to 6.1 percent for the same period in 2011 as a result of the restructurings and modifications to our debt facility as discussed in Note 9 in the accompanying consolidated financial statements. Further, we experienced lower amortization of debt issue costs of $ 3 million in 2011 versus 2010 due to the debt restructuring which occurred in the first quarter 2010.  Finally, we realized lower losses of $ 4 million on our interest rate swap agreements in the first quarter 2011 as compared to the same period in 2010.  Our 2010 losses of $ 6 million related to mark-to-market changes while 2011 losses are comprised of $ 2 losses that were reclassified out of Other Comprehensive Loss into earnings.

Loss on Debt Extinguishment or Modification

(dollars in millions)	Three Months Ended
	March 31,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Loss on debt extinguishment or modification	$2	$89	$(87)	(98	) %

The decrease in the loss on debt extinguishment or modification for the first quarter 2011 is the result of the early extinguishment of our 2014 Term Loan and 2013 Revolver in 2010 as compared to the modification of our $700 million senior term loan facility (“2017 Term Loan”) in 2011 as discussed in the Summary of Events Affecting Comparability. As a result of the early retirement of our 2014 Term Loan and 2013 Revolver in 2010, we incurred a $9 million prepayment penalty and an $80 million non-cash charge related to the write-off of deferred debt issuance costs related to the facilities while we only incurred $2 million of fees related to the modification in 2011.

Income Tax Expense

(dollars in millions)	Three Months Ended
	March 31,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Income tax expense	$8	$10	$(2)	(20	) %

Notwithstanding the fact that income from continuing operations before income tax expense improved $119 million in the first quarter 2011 as compared to the same period of 2010, income tax expense declined $2 million predominantly due to the mix of income and losses in the tax jurisdictions in which we operate.  Most significantly affecting this mix, and as more fully discussed in the Summary of Events Affecting Comparability, we recognized $100 million of restructuring and other charges in the first quarter 2010, including an $89 million charge related to the early extinguishment of a portion of our debt, with the majority of these charges being recorded as a reduction of U.S. earnings.  Losses on U.S. operations do not result in the recognition of an income tax benefit as a full valuation allowance has been provided against the U.S. deferred tax assets.  Further, we generated income in the first quarter 2011 on U.S. operations, where we have a full valuation allowance against the deferred tax assets related to our net operating losses available, and therefore recognized no income tax expense on these earnings.  Finally, in the first quarter 2011, we recognized a discrete tax benefit of $2 million, primarily related to the re-evaluation of tax positions not yet settled.

Discontinued Operations

(dollars in millions)	Three Months Ended
	March 31,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Loss from Discontinued Operations, net of tax	$-	$(2)	$2	100%

Loss from discontinued operations consists of the results of Primary Accelerators.  The improvement is due to the cessation of operations of Primary Accelerators in the third quarter of 2010.

Financial Condition and Liquidity

As of March 31, 2011, our total liquidity was $452 million which was comprised of $279 million available under our $300 million revolving credit facility (“2015 Revolver”) and $ 173 million in cash and cash equivalents.  As of March 31, 2011, we had no draws against our 2015 Revolver but availability was reduced by letters of credit of $21 million.

During the first quarter 2011, we made voluntary prepayments of $68 million on our existing senior term loan and subsequently refinanced the remaining $700 million outstanding in order to lower our interest rate and modify the terms in order to provide additional strategic and financial flexibility.  In conjunction with this refinancing, we paid $2 million in financing fees.  Our refinanced senior term loan facility is due August 1, 2017 (“2017 Term Loan”) and has initial pricing of LIBOR plus 2.75 percent (with a leverage-based step-down to 2.50 percent) and a 0.75 percent LIBOR floor, for a current yield of 3.50 percent versus 4.50 percent under the initial term loan.  Subsequent to the refinancing, we paid our first quarter required amortization of $2 million along with a $7 million voluntary prepayment of the required principal for the subsequent four quarters, eliminating all required principal payments through the first quarter of 2012.

For the remainder of 2011, our anticipated use of cash includes fulfillment of our interest, pension, environmental, restructuring and tax obligations, in addition to certain capital expenditures for innovative initiatives, capacity expansion and productivity enhancement and for maintenance and safety requirements, as well as any voluntary debt reductions.  Further, to the extent it is necessary to fund certain seasonal demands of our operations and to support revenue growth, an additional modest use of cash may be needed for working capital.  New sources of liquidity may include additional lines of credit, financing other assets, customer receivables and/or asset sales, all of which are allowable, with certain limitations, under our existing credit agreements.

In summary, we expect that our cash on hand, coupled with future cash flows from operations and other sources of liquidity, including our 2015 Revolver, will provide sufficient liquidity to allow us to meet our projected cash requirements.

Debt Covenants

Our 2015 Revolver, 2017 Term Loan, $400 million of senior unsecured notes due 2017 and $300 million of senior unsecured notes due 2020 ("2020 Notes") include a number of customary covenants and events of default, including the maintenance of certain covenants, that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends; repurchase stock; sell certain assets or merge with or into other companies and enter into new lines of business.  The 2015 Revolver and 2017 Term Loan also include the maintenance of a maximum senior secured indebtedness financial covenant, as defined by our credit facility.  We were in compliance with all applicable covenants at March 31, 2011.  See Note 9 to the accompanying consolidated financial statements for additional information.

Cash Flows - Continuing Operations

Our cash flows from continuing operations attributable to operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the following table:

	Three Months Ended
Cash Flow Summary - Continuing Operations	March 31,		Increase
(dollars in millions)	2011	2010	(Decrease)
Cash provided by operating activities	$49	$4	$45
Cash provided by (used in) investing activities	8	(6)	14
Cash provided by (used in) financing activities	(80)	233	(313)
Effect of exchange rate changes on cash	2	(8)	10
Net change in cash for period attributable to continuing operations	$(21)	$223	$(244)

Operating activities:  The increase in cash provided by operating activities is primarily attributable to higher operating income, lower payments on our postretirement obligations and lower working capital requirements as partially offset by higher payments on our annual incentive plan, higher interest payments and higher tax payments due to higher ex-U.S. earnings.  In the first quarter 2011, no minimum payments were required or made on our frozen U.S. pension plans, while for the same period in 2010 we contributed $50 million to these plans, which fully satisfied our minimum funding requirement for 2010 and a portion of the 2011 minimum funding requirements.  Excluding the effects of foreign currency exchange rates, cash required for working capital was $15 million lower in the first three months of 2011 as compared to the same period in 2010 on significantly higher sales, reflective of management’s focus throughout 2010 to minimize working capital.  Higher interest payments for the three months ended 2011 as compared to the same period in 2010 are due to the timing of scheduled interest payments associated with the 2020 Notes, which were issued in 2010, along with cash payments associated with our interest rate swap agreements that were not operational in the first quarter 2010.  Finally, in the first three months of 2011, we paid the remaining portion of our annual incentive plan to our employees, which was earned throughout 2010.  There were no similar payments in the first three months of 2010 as the prior year incentive plan was temporarily suspended.

Investing activities:  Cash provided by investing activities is $8 million in the first three months of 2011 as compared to a usage of $6 million for the same period in 2010 due to the receipt of $29 million in proceeds from the sale of certain businesses and selected assets within our Technical Specialties segment as partially offset by an increase in capital expenditures predominantly associated with our previously announced expansions in Suzhou, China and Ghent Belgium.  Furthermore, cash used in the first three months of 2011 include the payment of $5 million into a restricted cash fund related to cash collateral required by our foreign subsidiaries.

Financing activities:  Cash used by financing activities is $80 million in the first three months of 2011 as compared to cash provided by financing activities of $233 million for the same period in 2010.  During the first quarter 2011, we made $77 million in payments on our existing senior term loan facility and refinanced the outstanding amount in order to lower our interest rate and modify the terms resulting in additional strategic and financial flexibility.  In conjunction with this refinancing, we paid $2 million in  fees.  During the first quarter 2010 we completed the refinancing of our 2014 Term Loan and 2013 Revolver, along with the issuance of the 2020 Notes, which resulted in an extension of our debt maturities, greater strategic and operational flexibility and net proceeds of $234 million, after a principal reduction in our term debt of $30 million and deducting $34 million in debt issuance costs and a prepayment penalty.  These net proceeds were used to partially fund our acquisition of Novomatrix and Vistasolar in the second quarter 2010.

Working Capital – Continuing Operations

Working capital used for continuing operations is summarized as follows:

Working Capital - Continuing Operations	March 31,	December 31,	Increase
(dollars in millions)	2011	2010	(Decrease)

Cash and cash equivalents	$173	$191
Trade receivables, net	260	228
Inventories	295	275
Other current assets	100	102
Total current assets	$828	$796

Accounts Payable	$186	$173
Accrued Liabilities	216	235
Total current liabilities	$402	$408

Working Capital	$426	$388	$38

Our working capital used for continuing operations increased $38 million in the first three months of 2011 primarily due to a net decrease in cash and cash equivalents, as previously discussed, the effects of a weaker U.S. dollar versus relevant foreign currencies and seasonally driven higher trade receivables and inventory as partially offset by higher accounts payable.

From time to time we sell trade receivables without recourse to third parties.  These trade receivables were removed from our Consolidated Statement of Financial Position and reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows at the time of sale to the third party.  Uncollected trade receivables sold under these arrangements and removed from the Consolidated Statement of Financial Position were $5 million and $9 million at March 31, 2011 and December 31, 2010, respectively.  The average monthly amounts of trade receivables sold were $6 million for the three months ended March 31, 2011.

Cash Flows – Discontinued Operations

	Three Months Ended
Cash Flow Summary - Discontinued Operations	March 31,		Increase
(dollars in millions)	2011	2010	(Decrease)
Cash provided by (used in) operating activities	$3	$(8)	$11
Net change in cash for period attributable to discontinued operations	$3	$(8)	$11

Cash provided by discontinued operations for the three months ended March 31, 2011 is comprised of $3 million in cash proceeds from the monetization of Primary Accelerators working capital, which ceased manufacturing in the third quarter 2010.  For the same period in 2010, cash used by discontinued operations of $8 million is comprised of $4 million in settlement payments related to contingent liabilities associated with the sale of Integrated Nylon and $4 million in operating costs of Primary Accelerators.

Capital Expenditures

Capital expenditures are projected to be in the range of $120 million to $130 million during 2011 of which $85 million to $95 million of the projected range is attributable to new products and expansion and productivity projects while the remainder is attributable to maintenance and right-to-operate projects.

Pension Funding

We sponsor several defined benefit pension plans into which we made cash contributions of $3 million in the first quarter 2011.  We expect to contribute an additional $47 million in cash to these pension plans during 2011 but actual contributions to the plans may differ as a result of a variety of factors, including changes in laws that impact funding.  Our ultimate cash flow impact required to satisfy these outstanding liabilities will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, market conditions and whether we choose to make additional voluntary contributions or to contribute our common stock rather than cash to the plans.

Supplementary Information - Three Months Ended March 31, 2011 and 2010

Summary of Events Affecting Comparability

Charges and gains recorded in the three months ended March 31, 2011 and 2010 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):

2011 Events

Increase/(Decrease)	Advanced Interlayers		Performance Films		Technical Specialties		Unallocated/ Other		Consolidated
Impact on:	$		$		$		$		$
Selling, general and administrative expenses		-		-		-		4	4	(a)
Other operating income		-		-		-		8	8	(a)
		-		-		(17)		-	(17)	(b)
Operating Income Impact		$-		$-		$17		$(12)	$5
Loss on debt extinguishment or modification		-		-		-		(2)	(2)	(c)
Pre-tax Income Statement Impact		$-		$-		$17		$(14)	$3
Income tax impact									(2)	(d)
After-tax Income Statement Impact									5

(a)	Charges related to the restructurings and impairment incurred in conjunction with the relocation of our European regional headquarters ($12 million pre-tax and $8 million after tax)
(b)	Gain on certain other rubber chemicals divestitures ($17 million pre-tax and $15 million after-tax)
(c)	Charges related to the modification of our 2017 Term Loan ($2 million pre-tax and after-tax)
(d)	Income tax impact has been provided on gains and charges in the quarter recognized at the tax rate in the jurisdiction in which they have been or will be realized

  2010 Events

Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated/ Other	Consolidated
Impact on:
Cost of goods sold	$-	$1	$-	$-	$1	(a)
	-	-	1	-	1	(b)
	-	-	2	-	2	(c)
Selling, general and administrative expenses	-	-	1	1	2	(a)
	-	-	1	-	1	(c)
	-	-	-	4	4	(d)
Operating Income Impact	$-	$(1)	$(5)	$(5)	$(11)
Loss on debt extinguishment or modification	-	-	-	(89)	(89)	(e)
Pre-tax Income Statement Impact	$-	$(1)	$(5)	$(94)	$(100)
Income tax impact					(2)	(f)
After-tax Income Statement Impact					$(98)

(a)	Severance, pension settlement and retraining costs related to the general corporate restrcuturing ($3 million pre-tax and after-tax)
(b)	Restructuring costs related to the closure of our Ruabon facility ($1 million pre-tax and after-tax)
(c)	Restructuring costs related to the closure of our Cologne facility ($3 million pre-tax and $2 million after-tax)
(d)	Acquisition costs related to our agreement to purchase Vistasolar ($4 million pre-tax and after-tax)
(e)	Charges related to the early extingsuishment of our 2014 Term Loan and 2013 Revolver ($89 million pre-tax and $88 million after-tax)
(f)	Income tax impact has been provided on gains and charges in the quarter recognized at the tax rate in the jurisdiction in which they have been or will be realized.

Non-GAAP Reconciliations

Reconciliations of our non-GAAP measures to GAAP measures are included below:

	Three Months Ended
	March 31,
Adjusted EBITDA (in millions)	2011	2010
Net income (loss) attributable to Solutia	$65	$(58)
Plus: Loss from discontinued operations, net of tax	-	2
Income (Loss) from Continuing Operations attributable to Solutia	$65	$(56)
Plus:
Income tax expense	$8	$10
Interest expense	28	38
Loss on debt extinguishment or modification	2	89
Depreciation and amortization	32	27
Subtotal	$135	$108
Plus:
Events affecting comparability (a)	$(5)	$11
Non-cash share-based compensation expense	5	4
Primary Accelerators cost overhang (b)	-	1
Adjusted EBITDA	$135	$124

(a)	See table of Events Affecting Comparability.
(b)	Costs incurred related to the shutdown of our Primary Accelerators business that is not reflective of costs of the ongoing operations.

	Three Months Ended
Adjusted Earnings and Adjusted EPS	March 31,
(in millions except per share data)	2011	2010
Income (Loss) from continuing operations attributable to Solutia	$65	$(56)
Plus: Events affecting comparability, net of tax (a)	(5)	98
Adjusted Earnings	$60	$42
Weighted average diluted shares outstanding	121.2	120.0	(b)
Adjusted Earnings per Share	$0.50	$0.35

(a)	See table of Events Affecting Comparability
(b)	1.5 million shares for the three months ended March 31, 2010 were considered dilutive for purposes of the adjusted earnings per share calculation as adjusted operations resulted in income.

Contingencies

See Note 8 to the accompanying consolidated financial statements for a summary of our contingencies as of March 31, 2011.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

There have been no material changes in market risk exposures during the three months ended March 31, 2011 that affect the disclosures presented in the information appearing under “Derivative Financial Instruments” as presented in our 2010 Form 10-K.

Item 4.  CONTROLS AND PROCEDURES

During the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective.  Further, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our 2010 Form 10-K describes a federal court action filed by current or former participants in our U.S. pension plan (the “U.S. Plan”) and the pension plans of Monsanto and Pharmacia.  On December 13, 2010, after the Seventh Circuit Court of Appeals affirmed the order of the United States District Court for the Southern District of Illinois granting summary judgment in favor of the U.S. Plan, the plaintiff’s filed a petition for a writ of certiorari to the United States Supreme Court.  On March 21, 2011, the petition for a writ of certiorari was denied, thus terminating the case in favor of the U.S. Plan.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Credit Facility and our indentures for the 2017 and 2020 Notes include restrictive covenants that limit our ability to repurchase stock and pay dividends.

(c ) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2011	8,641	$23.08	-	$-
February 1-28, 2011	836	$24.43	-	$-
March 1-31, 2011	75,068	$23.18	-	$-
Total	84,545	$23.18	-	$-

(1)
Shares surrendered to the Company by an employee to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.  Shares surrendered are held in treasury.

(2)
Average price paid per share reflects the closing price of Solutia common stock on the business date the  shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of restricted common stock.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

See the Exhibit Index at page 45 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLUTIA INC.
(Registrant)

/s/ TIMOTHY J. SPIHLMAN
(Vice President and Controller)
(On behalf of the Registrant and as
Principal Accounting Officer)

Dated: May 3, 2011

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.
EXHIBIT NUMBER	DESCRIPTION
10.1
Amendment No. 1, dated as of March 3, 2011, to the Credit Agreement, dated March 17, 2010, by and among Solutia Inc., the lender parties thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuer, Citibank, N.A., HSBC Securities (USA) Inc. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Jefferies Finance LLC, as Documentation Agent and Deutsche Bank Securities Inc., Jefferies Finance LLC, HSBC Securities (USA) Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as Joint Lead Arrangers and as Joint Bookrunners (incorporated by reference to Exhibit 10.1 to Solutia’s Form 8-K filed on March 9, 2011)

10.2
Additional Term-1 Joinder Agreement, dated March 3, 2011, by and among Solutia Inc. and Deutsch Bank Trust Company Americas, as additional lender and Administrative Agent (incorporated by reference to Exhibit 10.1 to Solutia’s Form 8-K filed on March 9, 2011)

10.3
Form of Stock Option Award Agreement Pursuant to the Solutia Inc. 2007 Management Long-Term Incentive Plan as Amended and Restated (incorporated by reference to Exhibit 10.8 to Solutia’s Form 10-Q filed for the quarter ended March 31, 2010)

10.4	Form of Restricted Stock Award Agreement Pursuant to the Solutia Inc. 2007 Management Long-Term Incentive Plan as Amended and Restated
10.5	Form of Performance Stock Award Agreement Pursuant to the Solutia Inc. 2007 Management Long-Term Incentive Plan as Amended and Restated
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document