Form 10-Q
period 2011-06-30
SOLUTIA INC
filed 2011-07-28
CIK 1043382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2011
Common Stock, $0.01 par value	122,309,180

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SOLUTIA INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2011	2010	2011	2010

Net Sales	$543	$502	$1,052	$950
Cost of goods sold	373	343	720	643
Gross Profit	170	159	332	307
Selling, general and administrative expenses	60	67	122	132
Research and development expenses	5	4	11	8
Other operating income, net	(2)	(1)	(13)	(1)
Operating Income	107	89	212	168
Interest expense	(26)	(36)	(54)	(74)
Other income (loss), net	-	10	(1)	13
Loss on debt extinguishment or modification	-	-	(2)	(89)
Income from Continuing Operations Before Income Tax Expense	81	63	155	18
Income tax expense	11	9	19	19
Income (Loss) from Continuing Operations	70	54	136	(1)
Loss from Discontinued Operations, net of tax	-	(13)	-	(15)
Net Income (Loss)	70	41	136	(16)
Net income attributable to noncontrolling interest	2	-	3	1
Net Income (Loss) attributable to Solutia	$68	$41	$133	$(17)

Basic Income (Loss) per Share attributable to Solutia:
Income (Loss) from Continuing Operations	$0.57	$0.45	$1.11	$(0.01)
Loss from Discontinued Operations	-	(0.11)	-	(0.13)
Net Income (Loss) attributable to Solutia	$0.57	$0.34	$1.11	$(0.14)

Diluted Income (Loss) per Share attributable to Solutia:
Income (Loss) from Continuing Operations	$0.56	$0.45	$1.10	$(0.01)
Loss from Discontinued Operations	-	(0.11)	-	(0.13)
Net Income (Loss) attributable to Solutia	$0.56	$0.34	$1.10	$(0.14)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2011	2010	2011	2010

Net Income (Loss)	$70	$41	$136	$(16)
Other Comprehensive Income (Loss):
Accumulated currency adjustments	24	(54)	81	(89)
Postretirement adjustments	2	1	3	3
Hedging activity adjustments	(4)	2	(2)	2
Comprehensive Income (Loss)	92	(10)	218	(100)
Comprehensive Income attributable to noncontrolling interest	2	-	3	1
Comprehensive Income (Loss) attributable to Solutia	$90	$(10)	$215	$(101)

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in millions, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$169	$191
Trade receivables, net of allowances of $4 in 2011 and 2010	264	228
Miscellaneous receivables	74	75
Inventories	328	275
Prepaid expenses and other assets	29	27
Current assets of discontinued operations	2	5
Total Current Assets	866	801
Net Property, Plant and Equipment	934	911
Goodwill	759	740
Net Identified Intangible Assets	948	938
Other Assets	149	147
Total Assets	$3,656	$3,537

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$194	$173
Accrued liabilities	220	235
Current liabilities of discontinued operations	13	15
Total Current Liabilities	427	423
Long-Term Debt	1,362	1,463
Postretirement Liabilities	293	308
Environmental Remediation Liabilities	234	244
Deferred Tax Liabilities	248	238
Non-current Liabilities of Discontinued Operations	24	25
Other Liabilities	101	97

Commitments and Contingencies (Note 8)

Equity:
Common stock at $0.01 par value; (500,000,000 shares authorized, 123,279,114 and
122,655,811 shares issued in 2011and 2010, respectively)	1	1
Additional contributed capital	1,646	1,634
Treasury shares, at cost (969,934 in 2011 and 772,686 in 2010)	(8)	(6)
Accumulated other comprehensive loss	(112)	(194)
Accumulated deficit	(570)	(703)
Total Shareholders’ Equity attributable to Solutia	957	732
Equity attributable to noncontrolling interest	10	7
Total Equity	967	739
Total Liabilities and Equity	$3,656	$3,537

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)
	Six Months Ended
	June 30,
	2011	2010
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income (loss)	$136	$(16)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Loss from discontinued operations, net of tax	-	15
Depreciation and amortization	63	55
Pension contributions in excess of expense	(13)	(52)
Other postretirement benefit contributions in excess of expense	(9)	(7)
Amortization of debt issuance costs and discount	2	5
Deferred income taxes	11	(27)
Share-based compensation expense	9	9
Other charges:
Non-cash loss on deferred debt issuance cost and debt discount write-off	-	80
Other (gains) charges, including restructuring expenses	(2)	21
Changes in assets and liabilities:
Income taxes payable	(2)	11
Trade receivables	(41)	(5)
Inventories	(56)	(16)
Accounts payable	22	(5)
Environmental remediation liabilities	(7)	(8)
Other assets and liabilities	(16)	46
Cash Provided by Operations – Continuing Operations	97	106
Cash Used in Operations – Discontinued Operations	(4)	(23)
Cash Provided by Operations	93	83

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(40)	(14)
Acquisition related payments, net of cash acquired	(5)	(371)
Asset disposals	29	-
Other	1	-
Cash Used in Investing Activities – Continuing Operations	(15)	(385)
Cash Used in Investing Activities – Discontinued Operations	-	(2)
Cash Used in Investing Activities	(15)	(387)

FINANCING ACTIVITIES:
Proceeds from long-term debt obligations	-	1,144
Payment of long-term debt obligations	(102)	(878)
Payment of short-term debt obligations	-	(16)
Debt issuance costs	-	(27)
Purchase of treasury shares	(2)	(1)
Other, net	-	(9)
Cash Provided by (Used in) Financing Activities	(104)	213

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4	(25)

DECREASE IN CASH AND CASH EQUIVALENTS	(22)	(116)
CASH AND CASH EQUIVALENTS:
Beginning of period	191	243
End of period	$169	$127

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$55	$48
Cash payments for income taxes, net of refunds	$26	$19

Non-Cash Investing Activities:
Capital expenditures included in accounts payable	$9	$4

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in millions)
(Unaudited)

	Shareholders' Equity attributable to Solutia

				Accumulated		Equity
		Additional		Other		Attributable to
	Common	Contributed	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Stock	Capital	Stock	Loss	Decifit	Interest	Equity
Beginning Balance – January 1, 2010	$1	$1,612	$(2)	$(237)	$(781)	$7	$600
Comprehensive income (loss):
Net income (loss)	-	-	-	-	(17)	1	(16)
Accumulated currency adjustments	-	-	-	(89)	-	-	(89)
Postretirement adjustments	-	-	-	3	-	-	3
Hedging activity adjustments	-	-	-	2	-	-	2
Treasury stock purchases	-	-	(1)	-	-	-	(1)
Share-based compensation expense	-	9	-	-	-	-	9
Ending Balance – June 30, 2010	$1	$1,621	$(3)	$(321)	$(798)	$8	$508

Beginning Balance – January 1, 2011	$1	$1,634	$(6)	$(194)	$(703)	$7	$739
Comprehensive income (loss):
Net income	-	-	-	-	133	3	136
Accumulated currency adjustments	-	-	-	81	-	-	81
Postretirement adjustments	-	-	-	3	-	-	3
Hedging activity adjustments	-	-	-	(2)	-	-	(2)
Treasury stock purchases	-	-	(2)	-	-	-	(2)
Stock option exercises	-	3	-	-	-	-	3
Share-based compensation expense	-	9	-	-	-	-	9
Ending Balance – June 30, 2011	$1	$1,646	$(8)	$(112)	$(570)	$10	$967

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

1.  Basis of Presentation

Basis of Presentation

Unless the context requires otherwise, the terms “Solutia”, “Company”, “we” and “our” in this report refer to Solutia Inc. and its subsidiaries. The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  Therefore, this Report on Form 10-Q should be read in conjunction with Solutia’s Report on Form 10-K for the fiscal year ended December 31, 2010.  In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported.  Financial information for the first six months of fiscal year 2011 should not be annualized due to the seasonality of our business.

2.  Acquisitions, Divestitures and Discontinued Operations

Acquisitions

On April 30, 2010, we purchased 100 percent of the shares of Novomatrix Pte. Ltd. (“Novomatrix”) for $72, net of the receipt of $1 in the first quarter of 2011 in connection with a preliminary working capital adjustment. Novomatrix is a leader in branding, marketing and distributing performance window films catering to the premium segment in the automotive and architectural markets.  The Novomatrix acquisition allows us to support our growth strategy for our Performance Films reporting segment by expanding our product offerings and global footprint into key emerging regions through Novomatrix’s well-established network in Southeast Asia and the Middle East.

On June 1, 2010, we purchased 100 percent of the shares of Etimex Solar GmbH (“Vistasolar”) for $294 and $3 of incremental working capital.  Vistasolar is a leading supplier of EVA encapsulants to the photovoltaic market and enables us to expand our Advanced Interlayers product portfolio into each of the dominant photovoltaic encapsulant technologies.

The Novomatrix and Vistasolar acquisitions were accounted for as business combinations, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair value.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of both acquisitions:

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

Effective May 1, 2010 and June 1, 2010, results from the operations of Novomatrix and Vistasolar, respectively, have been included in our Consolidated Statement of Operations.  In conjunction with these acquisitions, we incurred $3 of costs during the three months ended June 30, 2010 and $7 of costs during the six months ended June 30, 2010.  These acquisition related costs were recorded in selling, general and administrative expenses during the first half of 2010.

The following pro forma financial information presents the combined results of operations of Solutia for the prior year presented as if the Novomatrix and Vistasolar acquisitions had occurred at the beginning of  2010.  The pro forma results below are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented and should not be taken as representation of our future consolidated results of operations.  Pro forma results are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Net sales	$523	$1,005
Net income (loss)	$47	$(5)
Net income (loss) per basic and dilutive share	$0.39	$(0.04)
Net income (loss) attributable to Solutia	$47	$(6)
Net income (loss) attributable to Solutia per basic and dilutive share	$0.39	$(0.05)

Divestitures

Certain Other Rubber Chemicals Businesses

In the first quarter 2011, we sold certain businesses and selected assets previously included in our Technical Specialties reporting segment whereby we recognized a gain of $17 in other operating income, net during the six months ended June 30, 2011.  Our decision to exit these businesses is consistent with our strategy of focusing on businesses that are leaders in their global markets and that have sustainable competitive advantages.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Discontinued Operations

Primary Accelerators

On April 22, 2010, due to overcapacity within the industry, a disadvantaged cost position and increasing pressure from Far Eastern producers, we made the decision to exit our Primary Accelerators business and to cease manufacturing of SANTOCURE® primary accelerator products at the Monsanto Company (“Monsanto”) facility in Antwerp, Belgium, where we operated as a guest.  Our decision to exit this business is consistent with our strategy of focusing on businesses that are leaders in their global markets and that have sustainable competitive advantages.  Manufacturing of these products, the financial results of which had previously been included in our Technical Specialties reportable segment, ceased in the third quarter 2010.  Accordingly, we have reported the results of Primary Accelerators as a discontinued operation and applied this presentation on a retrospective basis.

A summary of the net sales and loss from discontinued operations related to our Primary Accelerators business is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Primary Accelerators:
Operating results:
Net sales	$-	$16	$-	$34
Loss before income taxes	$-	$(37)	$-	$(40)
Income tax benefit	-	(7)	-	(8)
Loss from discontinued operations, net of tax	$-	$(30)	$-	$(32)

Included in the results of discontinued operations is $38 of pre-tax expenses for the second quarter of 2010 related to the shutdown of this business.  The shutdown expenses for the second quarter 2010 include $6 for the impairment of long-lived assets determined using a Level 3 fair value measurement as defined by U.S. GAAP under the fair value hierarchy.

The assets and liabilities of our Primary Accelerators business, classified as discontinued operations, consist of the following:

	June 30,	December 31,
	2011	2010
Assets:
Trade and miscellaneous receivables, net	$2	$5
Current assets of discontinued operations	$2	$5

Liabilities:
Accounts payable and accrued liabilities	$13	$15
Current liabilities of discontinued operations	$13	$15

Other liabilities	$24	$25
Non-current liabilities of discontinued operations	$24	$25

Total liabilities	$37	$40

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Integrated Nylon

On June 1, 2009, we sold substantially all the assets and certain liabilities, including environmental remediation liabilities and pension liabilities of active employees, of our Integrated Nylon business to S.K. Capital Partners II, L.P. (the “Buyer”).  At the time of sale, we agreed to reimburse the Buyer for indirect residual costs incurred by them resulting from a disputed contractual matter with a guest at the Integrated Nylon plant in Alvin, Texas.  Accordingly, our estimate of the loss associated with the damages and cost reimbursements associated with this contingent liability was accrued in 2009.  On April 20, 2010, we entered into a settlement agreement that resolved all outstanding matters with the guest in exchange for payment by us of $17.  Separately, we entered into an agreement with the Buyer whereby our liability for indirect residual costs at the plant was settled in exchange for a payment by us of $4.  Each settlement became effective and was paid in 2010.  Based on the terms of the settlements, we recognized a gain of $17 in the second quarter 2010 in the results from discontinued operations.

A summary of the income from discontinued operations related to our Integrated Nylon business is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Integrated Nylon:
Operating results:
Income before income taxes	$-	$17	$-	$17
Income tax expense	-	-	-	-
Income from discontinued operations, net of tax	$-	$17	$-	$17

3.  Share-Based Compensation

Stock Options

We granted options to purchase a total of  856,705 shares of common stock to eligible employees during the six months ended June 30, 2011 under our 2007 Management Long-Term Incentive Plan (“2007 Management Plan”).  The options granted (i) have an exercise price equal to the quoted market price of the common stock on the grant date, (ii) become exercisable in four equal installments on the first, second, third and fourth anniversaries of the grant date, subject to the employee’s continued employment and (iii) expire on the tenth anniversary of the grant date.  We did not grant any options under our 2007 Non-Employee Director Stock Compensation Plan (“2007 Director Plan”) during the six months ended June 30, 2011.

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

The weighted average fair value of options granted during the six months ended June 30, 2011 was determined based on the following weighted average assumptions:

June 30, 2011

Expected volatility	37.83%
Expected term (in years)	6.3
Risk-free rate	2.89%
Weighted average grant date fair value	$9.76

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

A summary of stock option information as of June 30, 2011 is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (a)
Vested or Expected to Vest at June 30, 2011	3,138,881	$18.55	8.0	$14
Exercisable at June 30, 2011	1,744,506	$17.25	6.9	$10

(a)	Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of our common stock as of the reporting date.

During each of the three and six months ended June 30, 2011 and 2010, we recognized $1 and $2 of compensation expense related to our stock options, respectively.  Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $11 as of June 30, 2011 which will be recognized as expense over a remaining weighted-average period of 2 years.

Restricted Stock Awards

We granted  415,399 shares of restricted stock awards with a weighted average grant date fair value of $25.39 per share to certain employees under our 2007 Management Plan during the six months ended June 30, 2011.  Half of the 2007 Management Plan shares vest upon completion of a service condition and the remaining half of the shares vest based upon the attainment of certain performance and market conditions (“Performance Shares”). The service condition shares vest in four equal installments on the first, second, third and fourth anniversaries of the grant date and the Performance Shares vest in 2014 if attainment of the performance and market conditions is achieved.  The actual vesting of the Performance Shares could range from zero to 175 percent of the targeted number of shares depending upon actual performance.

We granted  25,048 shares of restricted stock awards as an annual equity retainer with a weighted average grant date fair value of $24.41 per share to our non-employee directors under the 2007 Director Plan during the six months ended June 30, 2011.  The shares vest in three equal installments, with the first installment vesting as of the date of the grant and the remaining vesting equally on the first and second anniversary of the grant date.

During the three and six months ended June 30, 2011, we recognized $3 and $7 of compensation expense, respectively, related to our restricted stock awards.  For the three and six months ended June 30, 2010 we recognized $4 and $7 of compensation expense related to our restricted stock awards, respectively.  Pre-tax unrecognized compensation expense for restricted stock awards, net of estimated forfeitures, was $19 as of June 30, 2011 which will be recognized as expense over a remaining weighted average period of 2 years.

4. Goodwill and Other Intangible Assets

Goodwill

Goodwill by reportable segment is as follows:

	Advanced	Performance	Technical
	Interlayers	Films	Specialties	Total
Balance at December 31, 2010	$407	$186	$147	$740
Currency fluctuations	18	1	-	19
Balance at June 30, 2011	$425	$187	$147	$759

We do not have any goodwill that is deductible for tax purposes.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Identified Intangible Assets

Identified intangible assets are summarized in aggregate as follows:

	June 30, 2011				December 31, 2010
	Estimated				Estimated
	Useful	Gross		Net	Useful	Gross		Net
	Life in	Carrying	Accumulated	Carrying	Life in	Carrying	Accumulated	Carrying
	Years	Value	Amortization	Value	Years	Value	Amortization	Value
Amortizable intangible assets:
Customer relationships	13 to 27	$623	$(69)	$554	13 to 27	$606	$(56)	$550
Technology	5 to 26	234	(35)	199	5 to 26	225	(29)	196
Trade names	10 to 25	20	(2)	18	10 to 25	20	(1)	19
Patents	13	5	(1)	4	13	5	(1)	4
Other	3 to 5	7	(3)	4	3 to 5	6	(1)	5
Non-amortizable intangible assets:
Trademarks		169	-	169		164	-	164
Total identified intangible assets		$1,058	$(110)	$948		$1,026	$(88)	$938

Amortization expense for intangible assets and its allocation to cost of goods sold and selling, general and administrative expenses in the Consolidated Statement of Operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Cost of goods sold	$3	$3	$6	$5
Selling, general and administrative expenses	7	5	14	10
Total	$10	$8	$20	$15

We expect to recognize amortization expense for intangible assets of approximately $39 for each of the years ending December 31, 2011 through 2015.

5. Detail of Certain Balance Sheet Accounts

Components of inventories are as follows:

	June 30,	December 31,
Inventories	2011	2010

Finished goods	$199	$163
Goods in process	35	36
Raw materials and supplies	94	76
Inventories	$328	$275

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

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Components of property, plant and equipment are as follows:

	June 30,	December 31,
Property, Plant and Equipment	2011	2010

Land	$35	$35
Leasehold improvements	11	10
Buildings	223	214
Machinery and equipment	838	796
Construction in progress	84	54
Total property, plant and equipment	1,191	1,109
Less: Accumulated depreciation	(257)	(198)
Net Property, Plant, and Equipment	$934	$911

Components of accrued liabilities are as follows:

	June 30,	December 31,
Accrued Liabilities	2011	2010

Wages and benefits	$36	$45
Foreign currency and interest rate derivative agreements	18	17
Restructuring reserves	6	5
Environmental remediation liabilities	32	29
Accrued income taxes payable	9	19
Accrued taxes other than income	26	27
Accrued selling expenses	14	17
Accrued interest	13	13
Other	66	63
Accrued Liabilities	$220	$235

6.  Income Taxes

Income Tax Expense

We recorded net income tax expense of $11 and $19 for the three and six months ended June 30, 2011, respectively, and net income tax expense of $9 and $19 for the three and six months ended June 30, 2010, respectively.  Our income tax expense is affected by changes in unrecognized tax benefits and the mix of income and losses in the tax jurisdictions in which we operate.  For both periods of 2011 and 2010, we recorded income tax expense on ex-U.S. earnings.  No income tax expense was recorded on income from U.S. operations for the three and six months ended June 30, 2011 because we have a U.S. net operating loss deferred tax asset, against which a full valuation allowance has been provided.  For the three and six months ended June 30, 2010, we experience a loss from U.S. operations but no income tax benefit was recognized as a full valuation allowance has been provided against the U.S. deferred tax assets.

Unrecognized Tax Benefits

The total amount of unrecognized tax benefits, inclusive of interest and penalties, at June 30, 2011 and December 31, 2010 was $176 and $167, respectively.  Included in the balance at June 30, 2011 and December 31, 2010 were $72 and $68, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.  The increase in the amount of the unrecognized tax benefits is mainly the effect of currency exchange rate fluctuations and tax positions with respect to events in the current year offset by the reevaluation of tax positions not yet settled.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

We file income tax returns in the U.S. and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002.  With few exceptions, we are no longer subject to foreign income tax examinations by tax authorities for years before 2006.  It is reasonably possible that within the next 12 months as a result of the resolution of federal, state and foreign examinations and appeals, and the expiration of various statutes of limitation that the unrecognized tax benefits that would affect the effective tax rate will decrease by a range of $0 to $25 and the unrecognized tax benefits that would not affect the effective tax rate will decrease by a range of $0 to $16.

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

To right-size our support structure in Europe and lower our operating costs in the region, we relocated our European regional headquarters in the second quarter 2011 from a building located in Louvain-la-Neuve, Belgium (“LLN”), which we own, to a multi-tenant building in which we lease office space in Zaventem, Belgium.  Accordingly, we have initiated a process to sell the LLN building and have reclassified this asset as held for sale.  In conjunction with this reclassification, we were required to perform an impairment test of this asset group.  For purposes of testing for impairment and using all available evidence as of March 31, 2011, we estimated the fair value of this asset group by weighting estimated sales proceeds and discounted cash flows that the asset group could be expected to generate through the time of an assumed sale using a Level 3 fair value measurement as defined by U.S. GAAP under the fair value hierarchy.  Our test concluded impairment existed on March 31, 2011 and, accordingly, we recorded a charge of $8 to other operating expense (income) to reduce the carrying value of this asset to its estimated fair value and reclassified the asset to prepaid expenses and other current assets.  Further and in addition to the above, we initiated a reduction in support personnel in this region which resulted in charges of $4 to selling, general and administrative for the six months ended June 30, 2011.  There were no charges related to this project during the second quarter.  A summary of the charges recorded to Unallocated and Other related to this restructuring action for the six months ended June 30, 2011 are as follows:

	Employment	Long-Lived
	Reductions	Assets	Total
Six Months Ended and cumulative through June 30, 2011:
Selling, general and administrative expenses	$4	$-	$4
Other operating expense (income)	-	8	8
Total	$4	$8	$12

A summary of all activity on the restructuring liability during the six months ended June 30, 2011 is as follows:

	Contract		Impairment of
	Termination	Employment	Long-Lived
	Payments	Reductions	Assets	Total
Balance at December 31, 2010	$2	$5	$-	$7
Charges taken	-	4	8	12
Amounts utilized	-	(4)	-	(4)
Non-cash reductions	-	-	(8)	(8)
Currency fluctuations	-	1	-	1
Balance at June 30, 2011	$2	$6	$-	$8

We expect $6 of restructuring liabilities as of June 30, 2011 to be utilized within the next twelve months.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

8.  Commitments and Contingencies

Litigation

We are a party to legal proceedings, which have arisen in the ordinary course of business and involve claims for monetary damages.  As of June 30, 2011 and December 31, 2010, we had accrued approximately $2 and $3, respectively, for legal costs to defend ourselves in legal matters.

Except for the potential effect of an unfavorable outcome with respect to our Legacy Tort Claims Litigation, it is our opinion that the aggregate of all claims and lawsuits will not have a material adverse impact on our consolidated financial statements.

Legacy Tort Claims Litigation

Pursuant to the Amended and Restated Settlement Agreement effective February 28, 2008, entered into by us and Monsanto in connection with our emergence from Chapter 11 (the “Monsanto Settlement Agreement”), Monsanto is responsible to defend and indemnify us for any Legacy Tort Claims as that term is defined in the Monsanto Settlement Agreement, while we retain responsibility for tort claims, if any, which may arise out of our conduct after our spinoff from Pharmacia, which occurred on September 1, 1997.  We or our fully owned subsidiary, Flexsys, have been named as defendants in the following actions, and have submitted the matters to Monsanto as Legacy Tort Claims.  However, to the extent these matters relate to post Solutia Spinoff conduct or such matters are not within the meaning of Legacy Tort Claims as defined in the Monsanto Settlement Agreement, we could potentially be liable.

Putnam County, West Virginia Litigation. In December 2004, a purported class action lawsuit was filed in the Circuit Court of Putnam County, West Virginia against Flexsys, Pharmacia, Monsanto and Akzo Nobel (Solutia is not a named defendant) alleging exposure to dioxin from Flexsys’ Nitro, West Virginia facility, which is now closed.  The relevant production activities at the facility occurred during Pharmacia’s ownership and operation of the facility and well prior to the creation of the Flexsys joint venture between Pharmacia (whose interest was subsequently transferred to us in the Solutia Spinoff) and Akzo Nobel.  The plaintiffs are seeking damages for loss of property value, medical monitoring and other equitable relief.  In May 2011, the West Virginia circuit court entered summary judgment in favor of Flexsys in the class action litigation, and dismissed Flexsys with prejudice from the case.  Specifically, the court held that plaintiffs had presented no evidence of contamination or distribution of dioxin by Flexsys during its ownership of the Nitro facility.

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

Escambia County, Florida Litigation. In June 2008, a group of approximately fifty property owners and business owners in the Pensacola, Florida area filed a lawsuit in the Circuit Court for Escambia County, Florida against Monsanto, Pharmacia, Solutia and the plant manager at Solutia's former Pensacola plant, an Integrated Nylon asset that was included in the divestiture of our Integrated Nylon business.  The lawsuit, entitled John Allen, et al. v. Monsanto Company, et al., alleges that the defendants are responsible for elevated levels of PCBs in the Escambia River and Escambia Bay due to past and continuing releases of PCBs from the Pensacola plant.  The plaintiffs seek: (1) damages associated with alleged decreased property values caused by the alleged contamination and (2) remediation of the alleged contamination in the waterways.  Plaintiffs did not specify the amount of their alleged damages in their complaint.  Plaintiffs have subsequently amended their complaint twice to add additional plaintiffs to the litigation, such that approximately 150 property and business owners are now named as plaintiffs.

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

Environmental Liabilities

In the ordinary course of business, we are subject to numerous environmental laws and regulations covering compliance matters or imposing liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances.  We have incurred, and we may in the future incur, liabilities to investigate and clean up waste or contamination at our current facilities, properties adjacent to our current facilities or facilities operated by third parties at where we may have disposed of waste or other materials.  Under some circumstances, the scope of our liability may extend to damages to natural resources for which we have accrued $2 as of June 30, 2011 and December 31, 2010, which is exclusive of the balances noted below.  In almost all cases, our potential liability arising from historical contamination is based on operations and other events occurring at our facilities or as a result of their operation prior to the Solutia Spinoff.

Further, under terms of the Monsanto Settlement Agreement, we have agreed to share responsibility with Monsanto for the environmental remediation at certain locations outside our plant boundaries in Anniston, Alabama and Sauget, Illinois which were also incurred prior to the Solutia Spinoff (the “Shared Sites”).  Under this cost-sharing arrangement, we are responsible for the funding of environmental liabilities at the Shared Sites from February 28, 2008 (the “Effective Date”) up to a total of $325.  Thereafter, if needed, we and Monsanto will share responsibility equally.  From the Effective Date through June 30, 2011, we have made cash payments of $31 toward remediation of the Shared Sites and have accrued an additional $163 to be paid over the life of the Shared Sites remediation activity.

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

Total
Balance at December 31, 2010	$273
Net charges taken	3
Amounts utilized	(11)
Currency fluctuations	1
Balance at June 30, 2011	$266

	June 30, 2011	December 31, 2010
Environmental Remediation Liabilities, current	$32	$29
Environmental Remediation Liabilities, long-term	234	244
Total	$266	$273

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

Anniston, Alabama.  On Aug. 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Revised Partial Consent Decree, pursuant to which Pharmacia and Solutia are obligated to perform, among other things, residential cleanup work and a remedial investigation/feasibility study (“RI/FS”) as a result of PCB contamination from our Anniston plant, which occurred prior to the Solutia Spinoff.  The residential cleanup of available properties was completed in 2010.  Furthermore, in 2010 the Anniston Plant Site RI/FS was approved by the United States Environmental Protection Agency (“USEPA”) and we expect the Record of Decision setting out the required remedies associated with the plant to be issued within the next twelve months.  The RI/FS for the non-residential properties and the creeks/floodplain are ongoing but it is probable that some level of remediation and/or sediment removal will be required in the future.  We have accrued for this liability based upon our understanding of the level and extent of contamination in these areas, the remedial effort likely to be required by various governmental organizations and estimated costs associated with similar remediation projects.  We may recover some of our investigation and remediation costs from parties, against whom we filed a cost recovery action in July 2003 but because the eventual outcome of these proceedings is uncertain, our environmental liability at June 30, 2011 does not incorporate this potential reimbursement.  State and Federal Natural Resource Damage Trustees have asserted a claim for potential natural resource damage and advised us that they are preparing to undertake an assessment as to the nature and extent of such damages.  These Trustees have requested we consider entering into a cooperative agreement to perform a damage assessment and discussions on such an agreement are ongoing.  As of June 30, 2011, we have accrued $108 for all environmental remediation projects in the Anniston, Alabama area which represents our best estimate of the ultimate liability.  Timing of the remediation will not be established until we complete the RI/FS, a Record of Decision is issued by the United States Environmental Protection Agency (“USEPA”), and a consent decree is negotiated and entered by the court to cover the selected remediation, which will take several years.

Sauget, Illinois.  A number of industries, including our W.G. Krummrich Plant, have operated and disposed of wastes in Sauget, Illinois.  Areas of contamination from these industrial operations, which for our W.G. Krummrich Plant occurred prior to the Solutia Spinoff, have been classified as part of either the Sauget Area 1 Sites or the Sauget Area 2 Sites.  We conducted a RI/FS for the Sauget Area 1 Sites under an Administrative Order on Consent issued on January 21, 1999.  Although an extensive removal action for one of the Sauget Area 1 Sites was conducted under a Unilateral Administrative Order issued on May 31, 2000, the cost and timing of any additional required remedial actions will be established only after a Record of Decision is issued by the USEPA, and a consent decree is negotiated and entered by the court to cover the selected remediation.  We have an agreement with two other potentially responsible parties (“PRPs”) to enter into an allocation proceeding upon issuance of the Record of Decision to resolve our respective shares of the liability for the Sauget Area 1 Sites.  With respect to the Sauget Area 2 Sites, we, in coordination with 19 other PRPs, are also required to conduct a RI/FS for the Sauget Area 2 Sites under an Administrative Order on Consent issued effective November 24, 2000.  We submitted the revised RI/FS report with these PRPs based on interim allocations and have agreed, upon issuance of the Record of Decision, to participate in an allocation proceeding to fully resolve each PRP’s share of the liability for the investigation and remediation costs.  For each of the Sauget Area 1 and 2 Sites, we anticipate the USEPA and Illinois Environmental Protection Agency (“IEPA”) to issue a Record of Decision with final action for the landfill/impoundment covers within the next two years.   However, although an interim groundwater remedy has been installed pursuant to a Unilateral Administrative Order issued on October 3, 2002, it is uncertain when the USEPA and IEPA will issue a final remedy for the groundwater operable unit.  Our ultimate exposure at these sites will depend on the final remedial actions to be taken and on the level of contribution from other PRPs.  In addition, several PRPs, including Solutia and Pharmacia, received in June 2009 from the U.S. Department of the Interior, on behalf of various federal and state natural resource trustees, a notice of intent to perform and an invitation to cooperate in a natural resource damage assessment for the Sauget Industrial Corridor.  Our best estimate of the ultimate cost of all remedial measures that will be required at the Sauget, Illinois area sites is $68 which we have accrued as of June 30, 2011.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

W. G. Krummrich Site.  We entered into a Consent Order under the U.S. Resource Conservation and Recovery Act of 1976, as amended, effective May 3, 2000, to investigate and remediate soil and groundwater contamination from our manufacturing operations at the W.G. Krummrich Plant, which occurred prior to the Solutia Spinoff.  We conducted an extensive corrective measures study and a Final Decision was issued by the USEPA in February 2008 setting out the required corrective measures to be completed.  Due to the complexity of the contamination issues at this site, certain of the corrective measures will be performed in phases.  Required pilot testing has been completed and the design/implementation of full scale remediation systems has commenced with operation of these systems expected until at least 2015. Our best estimate of the ultimate cost of all corrective measures that will be required at the W.G. Krummrich Site is $22, which we have accrued as of June 30, 2011.

We also have accruals for remedial obligations at several of our current or former manufacturing sites which we have owned or operated since the Solutia Spinoff.  Our best estimate of the ultimate cost of all corrective measures that will be required at these sites is $68 which we have accrued as of June 30, 2011.

9.  Debt Obligations

At December 31, 2010, our senior secured credit facility (“Credit Facility”) consisted of an $850 term loan maturing in March 2017 (“2017 Term Loan”) and a $300 revolving credit facility maturing in 2015 (“2015 Revolver”).  In the first quarter of 2011, we amended the 2017 Term Loan.  The effect of the amendment resulted in the term of the debt being extended to August 2017, a reduction in the interest rate of 100 basis points, greater strategic flexibility and the replacement of previous financial covenants with a single senior secured leverage ratio.  In connection with the amendment, we incurred $2 of fees which were recorded in loss on debt extinguishment or modification in the six months ended June 30, 2011.  In addition, in the six months ended June 30, 2011, we made $102 of principal payments on our 2017 Term Loan, of which $98 were voluntary.

In the first quarter of 2010, we issued $300 of senior unsecured notes, due 2020 (“2020 Notes”), which resulted in net proceeds of $292 after deducting underwriting fees and discounts.  In addition, we extinguished our previous term loan and revolving credit facility, replacing them with our Credit Facility.  As a result of the early extinguishment, we incurred an $80 non-cash charge related to the write-off of deferred debt issuance costs and a $9 prepayment penalty for the early extinguishment.  These amounts were recorded in loss on debt extinguishment or modification for the six months ended June 30, 2010.

We had no short-term borrowings at June 30, 2011 and December 31, 2010.  Components of long-term debt are as follows:

	June 30, 2011	December 31, 2010
2017 Term Loan	$666	$768
8.75% Notes due 2017	400	400
7.875% Notes due 2020	300	300
Total principal amount	1,366	1,468
Less: Unamortized debt discount	(4)	(5)
Total	$1,362	$1,463

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

The weighted average interest rate on our total debt outstanding was 6 percent and 6.4 percent at June 30, 2011 and December 31, 2010, respectively.

The $400 notes due in 2017 (“2017 Notes”) were issued at par bearing interest at 8.75 percent and require semi-annual interest payments.  The 2020 Notes were issued at 99.5 percent of par bearing interest at 7.875 percent and require semi-annual interest payments.  Our current subsidiaries CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Overseas, Inc., S E Investment LLC and future subsidiaries as defined by the 2017 Notes and 2020 Notes (collectively “the Notes”), subject to certain exceptions, are guarantors (“Note Guarantors”) of the Notes as of June 30, 2011.

The 2017 Term loan was originally issued for $850 at 99.5 percent of the principal amount. After the amendment, the principal amount was $700 and bears interest at one month LIBOR plus 2.75 percent with a 0.75 percent LIBOR floor.  We are required to pay 1 percent of principal annually via quarterly payments.  The 2015 Revolver bears interest, at our option, at LIBOR plus 3.25 percent, with no LIBOR floor, or at the prime rate plus 2.25 percent.  LIBOR-based interest for the 2017 Term Loan is payable each month while interest on the 2015 Revolver is payable on the last day of each relevant interest period (defined as one month for the 2015 Revolver or one month, two, three or six months or other periods available to all lenders under the 2015 Revolver) and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period.  Prime-based interest for the 2015 Revolver is payable quarterly in arrears. CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Overseas, Inc. and future subsidiaries, as defined by the Credit Facility, subject to certain exceptions (the “Credit Facility Guarantors”), are guarantors of our obligations under the Credit Facility.  The Credit Facility and the related guarantees are secured by liens on substantially all of our and the Credit Facility Guarantors’ present and future assets.

The Credit Facility and The Notes include a number of customary covenants and events of default that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends; repurchase stock; sell certain assets or merge with or into other companies; enter into new lines of business and prepay, redeem or exchange our debt.  The Credit Facility also includes the maintenance of a maximum senior secured indebtedness financial covenant as defined by the Credit Facility.  We were in compliance with all applicable covenants as of June 30, 2011.

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

Interest Rate Risk

We occasionally enter into interest rate swap and cap agreements to manage interest rate exposures.  In 2008, we entered into interest rate swap agreements with a total notional amount of $800 (“2008 Swaps”) in order to secure a fixed interest rate on a portion of our then existing floating interest rate term debt.  The 2008 Swaps have declining total notional amounts of $800 to $150 which are operational from the second quarter of 2010 through the first quarter of 2014.  Through the first quarter 2009, we designated the 2008 Swaps as cash flow hedges and any changes in fair value were recorded to accumulated other comprehensive loss, a component of equity.  Thereafter, we discontinued hedge accounting on the 2008 Swaps because these derivatives were no longer expected to be effective and all subsequent changes in fair value are recognized as interest expense in the Consolidated Statement of Operations.  To neutralize the impact to earnings on these changes to fair value, and after assessing existing interest rate market conditions, in the third quarter of 2010, we entered into interest rate swap agreements that offset the 2008 Swaps (“Offsetting Swaps”).   The Offsetting Swaps are operational beginning in the third quarter of 2010 with total notional amounts, operational dates and other terms that effectively mirror the 2008 Swaps.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Also in the third quarter of 2010, we entered into interest rate swap agreements with a total notional amount of $600 (“2010 Swaps”) that were operational beginning in the third quarter of 2010 in order to secure a fixed interest rate on a portion of the floating interest rate term debt associated with the 2017 Term Loan.  The total notional amount of the 2010 Swaps declines to $200 through the fourth quarter of 2015.  The 2010 Swaps were designated as cash flow hedges and therefore any changes in fair value were recorded to accumulated other comprehensive loss.  In the first quarter 2011, we terminated the 2010 Swaps in conjunction with the debt modification discussed in Note 9 – Debt Obligations and purchased interest rate cap agreements to protect cash flows on a portion of the modified variable rate term loan against adverse interest rate changes (“2011 Caps”).

 The 2011 Caps became operative in the first quarter 2011 and have notional amounts of $500 in 2011, $400 in 2012 and 2013, $300 in 2014 and $200 in 2015.  Under the 2011 Caps, when the one-month LIBOR rate exceeds 0.75%, we will receive payments from the cap providers.  The combination of the 0.75% LIBOR floor on our 2017 Term Loan along with cash payment on the 2011 Caps results in total payments at a fixed rate of 2.21%, plus the margin of 2.75%, for a total of 4.96% on the notional amounts hedged through 2015.  The 2011 Caps were designated as cash flow hedges and therefore any changes in fair value are recorded to accumulated other comprehensive loss.

Foreign Currency Exchange Rate Risk

We use foreign currency derivative instruments to manage the volatility associated with foreign currency purchases of materials and other assets and liabilities created in the normal course of business and to protect against exposure related to intercompany financing transactions.  These risks are hedged primarily through the use of forward exchange contracts and purchased options with maturities of less than 18 months.  We have chosen not to designate these instruments as hedges to allow the changes in the fair value of these instruments to largely offset the remeasurement of the underlying assets and liabilities in the Consolidated Statement of Operations.  We had currency forward contracts to purchase and sell $148 and $104 of currencies comprised principally of the Euro, U.S. Dollar and Malaysian Ringgit as of June 30, 2011 and December 31, 2010, respectively.

Commodity Price Risk

We periodically enter into a limited number of commodity forward contracts in order to reduce cash flow exposure to changes in the price of certain raw materials and energy resources.  At June 30, 2011 and December 31, 2010, we had no such contracts outstanding requiring fair value treatment.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Our derivatives recorded at their respective fair values at June 30, 2011 and December 31, 2010 in the Consolidated Statement of Financial Position are summarized as follows:
	June 30, 2011
	Asset Derivatives		Liability Derivatives
	Consolidated Statement of Financial Position Presentation	Fair Value	Consolidated Statement of Financial Position Presentation	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$-	Accrued Liabilities	$6
	Other Assets	$1	Other Liabilities	$-
Total Interest rate contracts		1		6

Derivative not designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$-	Accrued Liabilities	$11
	Other Assets	7	Other Liabilities	16
Total Interest rate contracts		7		27
Foreign exchange contracts	Miscellaneous Receivables	2	Accrued Liabilities	1
Total Derivatives		$10		$34

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Consolidated Statement of Financial Position Presentation	Fair Value	Consolidated Statement of Financial Position Presentation	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$-	Accrued Liabilities	$3
	Other Assets	6	Other Liabilities	-
Total Interest rate contracts		6		3

Derivative not designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$-	Accrued Liabilities	$13
	Other Assets	5	Other Liabilities	20
Total Interest rate contracts		5		33
Foreign exchange contracts	Miscellaneous Receivables	1	Accrued Liabilities	1
Total Derivatives		$12		$37

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

A summary of the effect of our derivative instruments for the three and six months ended June 30, 2011 and 2010 on the Consolidated Statement of Operations and Consolidated Statement of Financial Position is as follows:

	Change in Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Loss		Amount of Gain (Loss) Recognized in Income		Consolidated Statement of Operations Presentation
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Derivatives designated as hedging instruments:
Interest rate contracts	$(6)	$-	$-	$-	Interest expense

Derivatives not designated as hedging instruments:
Interest rate contracts	$-	$-	$(2)	$(10)	Interest expense (a)
Foreign exchange contracts	-	-	1	2	Other income (loss), net
Total Derivatives not designated as hedging instruments	$-	$-	$(1)	$(8)
Total Derivatives	$(6)	$-	$(1)	$(8)

(a)	We reclassified $2 of losses from accumulated other comprehensive loss to interest expense during the three months ended June 30, 2011 and 2010 related to the 2008 and 2010 Swaps.

	Change in Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Loss		Amount of Gain (Loss) Recognized in Income		Consolidated Statement of Operations Presentation
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Derivatives designated as hedging instruments:
Interest rate contracts	$(6)	$-	$-	$-	Interest expense

Derivatives not designated as hedging instruments:
Interest rate contracts	$-	$-	$(4)	$(16)	Interest expense (a)
Foreign exchange contracts	-	-	2	4	Other income (loss), net
Total Derivatives not designated as hedging instruments	$-	$-	$(2)	$(12)
Total Derivatives	$(6)	$-	$(2)	$(12)

(a)	We reclassified $4 and $2 of losses from accumulated other comprehensive loss to interest expense during the six months ended June 30, 2011 and 2010 related to the 2008 and 2010 Swaps.

As of June 30, 2011, deferred losses of $8 related to our interest rate derivatives are expected to be reclassified into earnings as interest expense over the next twelve months.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

11.  Fair Value of Financial Instruments

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

	Fair Value Measurements at June 30, 2011
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash Equivalents (a)	$20	$20	$-	$-
Derivatives – Foreign Exchange (b)	2	-	2	-
Derivatives – Interest Rates (c)	8	-	8	-
Total	$30	$20	$10	$-

Liabilities:
Derivatives – Foreign Exchange (b)	$1	$-	$1	$-
Derivatives – Interest Rates (c)	$33	$-	$33	$-
Total	$34	$-	$34	$-

	Fair Value Measurements at December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash Equivalents (a)	$60	$60	$-	$-
Derivatives – Foreign Exchange (b)	1	-	1	-
Derivatives – Interest Rates (c)	11	-	11	-
Total	$72	$60	$12	$-

Liabilities:
Derivatives – Foreign Exchange (b)	$1	$-	$1	$-
Derivatives – Interest Rates (c)	36	-	36	-
Total	$37	$-	$37	$-

(a)	Includes cash invested in money market funds.
(b)	Includes foreign currency forward and options contracts which are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.
(c)	Includes interest rate cap and swap agreements which are valued using counterparty quotes, which use discounted cash flows and the then-applicable forward interest rates.

The recorded amounts of cash, trade receivables and accounts payable approximate their fair values at both June 30, 2011 and December 31, 2010, due to the short maturity of these instruments.  The estimated fair value of our long-term debt at June 30, 2011 is $1,420 compared to the recorded amount of $1,362.  The estimated fair value of our long-term debt at  December 31, 2010 was $1,530 compared to the recorded amount of $1,463.  The fair values are estimated by various banks based upon trading levels on the date of measurement.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

12.  Pension Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

For the three and six months ended June 30, 2011 and 2010, our pension and healthcare and other benefit costs for continuing operations are as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service costs for benefits earned	$1	$-	$2	$1
Interest costs on benefit obligation	12	11	24	23
Assumed return on plan assets	(13)	(12)	(26)	(25)
Amortization of actuarial net loss	3	3	6	5
Settlement Charges	1	-	1	1
Total	$4	$2	$7	$5

	Healthcare and Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service costs for benefits earned	$1	$1	$2	$2
Interest costs on benefit obligation	2	3	4	5
Assumed return on plan assets	(1)	(2)	(3)	(3)
Amortization of actuarial net gain	(2)	(2)	(4)	(3)
Total	$-	$-	$(1)	$1

Settlements

For the six months ended June 30, 2011 and 2010 we recorded a settlement charge of $1 for each period, resulting from the significant amount of lump sum distributions in Belgium associated with a reduction of personnel prior to June 30, 2011 and 2010.  These reductions were driven by restructuring activities.

Employer Contributions

 According to the applicable funding rules, we are required to contribute $47 to our pension plans, collectively, in 2011.  For the six months ended June 30, 2011, we contributed $19.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

13.  Accumulated Other Comprehensive Loss

The following table presents the balances of related after-tax components of accumulated other comprehensive loss.
	Accumulated Currency Adjustments	Postretirement Adjustments	Hedging Activity Adjustments	Accumulated Other Comprehensive Loss
Beginning Balance - January 1, 2010	$(56)	$(160)	$(21)	$(237)
Currency translation adjustments	(89)	-	-	(89)
Pension settlement charge	-	1	-	1
Amortization of net actuarial loss	-	2	-	2
Realized loss on derivative instruments	-	-	2	2
Ending Balance - June 30, 2010	$(145)	$(157)	$(19)	$(321)

Beginning Balance - January 1, 2011	$(66)	$(117)	$(11)	$(194)
Currency translation adjustments	81	-	-	81
Pension settlement charge	-	1	-	1
Amortization of net actuarial loss	-	2	-	2
Unrealized loss on derivative instruments	-	-	(6)	(6)
Realized loss on derivative instruments	-	-	4	4
Ending Balance - June 30, 2011	$15	$(114)	$(13)	$(112)

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

Reportable Segment	Products
Advanced Interlayers	● ● ●	SAFLEX® plastic interlayer VISTASOLAR® ethyl vinyl acetate encapsulants Specialty intermediate polyvinyl butyral resin and plasticizer
Performance Films	● ●	LLUMAR®, VISTA®, GILA®, V-KOOL®, HUPER OPTIK® and FORMULAONE® professional and retail window films FLEXVUE™ precision coated films and other enhanced polymer films for industrial customers
Technical Specialties	● ● ● ●	CRYSTEX® insoluble sulphur SANTOFLEX® antidegradants THERMINOL® heat transfer fluids SKYDROL® aviation hydraulic fluids

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
	Net	Profit	Net	Profit	Net	Profit	Net	Profit
	Sales	(Loss)	Sales	(Loss)	Sales	(Loss)	Sales	(Loss)

Reportable Segment
Advanced Interlayers	$232	$52	$208	$43	$445	$101	$394	$91
Performance Films	86	19	73	18	162	38	125	27
Technical Specialties	225	82	217	80	445	180	423	157
Reportable Segment Totals	543	153	498	141	1,052	319	942	275
Unallocated and Other	-	(17)	4	(14)	-	(48)	8	(40)
Total	543	136	502	127	1,052	271	950	235

Reconciliation to Consolidated Totals:
Depreciation and amortization		(31)		(28)		(63)		(55)
Interest expense		(26)		(36)		(54)		(74)
Loss on debt extinguishment
or modification		-		-		(2)		(89)
Net income attributable to
noncontrolling interest		2		-		3		1
Consolidated Totals:
Net Sales	$543		$502		$1,052		$950
Income from Continuing
Operations Before Income Taxes		$81		$63		$155		$18

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

15.  Earnings (Loss) Per Share

The following table presents the net income (loss) used in basic and diluted earnings (loss) per share and reconciles weighted average number of shares used in the calculations of basic and diluted earnings (loss) per share.

(Shares in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Consolidated Statement of Operations:
Income (Loss) from continuing operations	$70	$54	$136	$(1)
Less: Net Income attributable to noncontrolling interest	2	-	3	1
Income (Loss) from continuing operations attributable to Solutia	68	54	133	(2)
Loss from discontinued operations, net of tax	-	(13)	-	(15)
Net Income (Loss) attributable to Solutia	$68	$41	$133	$(17)

Weighted-average number of shares outstanding used for basic earnings (loss) per share	119.7	118.7	119.5	118.6
Non-vested restricted shares	1.3	1.2	1.3	N/A (a)
Stock options	0.5	-	0.5	-

Weighted average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share	121.5	119.9	121.3	118.6

(a)
1.1 million shares of non-vested restricted stock for the six months ended June 30, 2010 were excluded from the dilutive earnings per share calculation because we experienced a net loss for this period.

During the three and six months ended June 30, 2011 and 2010, the following shares were not included in the computation of earnings (loss) per share since the result would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2011	2010	2011	2010
Non-vested restricted shares	0.1	0.5	-	0.2
Stock options	1.1	2.6	1.3	2.2
Warrants (a)	4.5	4.5	4.5	4.5

(a)	Upon the Effective Date, we issued warrants to purchase an aggregate of 4,481,168 shares to certain of the holders of our stock based on such holder's pre-petition stock ownership. These warrants have an exercise price of $29.70 and expire on February 27, 2013.

16.  Subsequent Events

On June 1, 2011, we exercised our Put Right pursuant to our Securityholders agreement with S.K. Capital Partners II, L.P. , the buyer of our Integrated Nylon business, to require its purchase of our approximately 2 percent ownership interest in the Integrated Nylon business.  The sale of our ownership interest was for $31 and is expected to result in a gain of approximately $28 when it closes in the second half of 2011.

17. Condensed Consolidating Financial Statements

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

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

The following consolidating financial statements present, in separate columns, financial information for:  (i) Solutia, on a parent-only basis, carrying its investment in subsidiaries under the equity method; (ii) Note Guarantors on a combined basis (“Guarantors”), carrying investments in subsidiaries which do not guarantee the debt (the “Non-Guarantors”) under the equity method; (iii) Non-Guarantors on a combined basis; (iv) eliminating entries and (v) consolidated totals as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010.  The eliminating entries primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations.

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2011

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Net Sales	$137	$120	$486	$(200)	$543
Cost of goods sold	108	77	398	(210)	373
Gross Profit	29	43	88	10	170

Selling, general and administrative expenses	23	12	25	-	60
Research and development expenses and other operating expense (income), net	(4)	2	5	-	3

Operating Income (Loss)	10	29	58	10	107

Equity earnings from affiliates	69	25	-	(94)	-
Interest expense	(28)	(1)	(55)	58	(26)
Other income (loss), net	17	16	33	(66)	-

Income from Continuing Operations Before Income Tax Expense	68	69	36	(92)	81
Income tax expense	-	-	11	-	11
Net Income	68	69	25	(92)	70
Net Income attributable to noncontrolling interest	-	-	2	-	2
Net Income attributable to Solutia	$68	$69	$23	$(92)	$68

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2010

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Net Sales	$123	$117	$455	$(193)	$502
Cost of goods sold	108	72	357	(194)	343
Gross Profit	15	45	98	1	159

Selling, general and administrative expenses	28	14	25	-	67
Research and development expenses and other operating expense (income), net	3	1	(1)	-	3

Operating Income (Loss)	(16)	30	74	1	89

Equity earnings from affiliates	66	28	-	(94)	-
Interest expense	(36)	-	(37)	37	(36)
Other income, net	10	10	34	(44)	10

Income from Continuing Operations Before Income Tax Expense	24	68	71	(100)	63
Income tax expense	-	-	11	(2)	9
Income from Continuing Operations	24	68	60	(98)	54
Income (Loss) from discontinued operations, net of tax	17	1	(31)	-	(13)
Net Income	41	69	29	(98)	41
Net Income attributable to noncontrolling interest	-	-	-	-	-
Net Income attributable to Solutia	$41	$69	$29	$(98)	$41

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2011

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Net Sales	$272	$227	$951	$(398)	$1,052
Cost of goods sold	226	146	764	(416)	720
Gross Profit	46	81	187	18	332

Selling, general and administrative expenses	50	25	47	-	122
Research and development expenses and other operating expense (income), net	3	1	(6)	-	(2)

Operating Income (Loss)	(7)	55	146	18	212

Equity earnings from affiliates	167	84	-	(251)	-
Interest expense	(60)	(1)	(101)	108	(54)
Other income (loss), net	35	29	59	(124)	(1)
Loss on debt modification	(2)	-	-	-	(2)

Income from Continuing Operations Before Income Tax Expense	133	167	104	(249)	155
Income tax expense	-	-	18	1	19
Income (Loss) from Continuing Operations	133	167	86	(250)	136
Net Income	133	167	86	(250)	136
Net Income attributable to noncontrolling interest	-	-	3	-	3
Net Income attributable to Solutia	$133	$167	$83	$(250)	$133

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2010

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Net Sales	$235	$214	$861	$(360)	$950
Cost of goods sold	203	135	671	(366)	643
Gross Profit	32	79	190	6	307

Selling, general and administrative expenses	56	28	48	-	132
Research and development expenses and other operating expense, net	5	2	-	-	7

Operating Income (Loss)	(29)	49	142	6	168

Equity earnings from affiliates	136	67	-	(203)	-
Interest expense	(74)	-	(71)	71	(74)
Other income, net	21	23	55	(86)	13
Loss on debt extinguishment	(88)	-	(1)	-	(89)

Income (Loss) from Continuing Operations Before Income Tax Expense	(34)	139	125	(212)	18
Income tax expense	-	-	23	(4)	19
Income (Loss) from Continuing Operations	(34)	139	102	(208)	(1)
Income (Loss) from discontinued operations, net of tax	17	-	(32)	-	(15)
Net Income (Loss)	(17)	139	70	(208)	(16)
Net Income attributable to noncontrolling interest	-	-	1	-	1
Net Income (Loss) attributable to Solutia	$(17)	$139	$69	$(208)	$(17)

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Balance Sheet
June 30, 2011

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia
ASSETS
Current Assets:
Cash and cash equivalents	$77	$3	$89	$-	$169
Trade receivables, net	33	48	183	-	264
Intercompany receivables	80	578	466	(1,124)	-
Miscellaneous receivables	9	1	64	-	74
Inventories	79	55	233	(39)	328
Prepaid expenses and other current assets	3	2	15	9	29
Current assets of discontinued operations	-	-	2	-	2
Total Current Assets	281	687	1,052	(1,154)	866
Net Property, Plant and Equipment	179	143	612	-	934
Investments in Affiliates	2,495	684	933	(4,112)	-
Goodwill	150	190	419	-	759
Net Identified Intangible Assets	183	302	463	-	948
Intercompany Advances	465	556	2,012	(3,033)	-
Other Assets	73	3	73	-	149
Total Assets	$3,826	$2,565	$5,564	$(8,299)	$3,656

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$49	$26	$119	$-	$194
Intercompany payables	680	13	431	(1,124)	-
Accrued liabilities	104	12	106	(2)	220
Intercompany short-term debt	53	-	527	(580)	-
Current liabilities of discontinued operations	-	-	13	-	13
Total Current Liabilities	886	51	1,196	(1,706)	427
Long-Term Debt	1,362	-	-	-	1,362
Intercompany Long-Term Debt	132	23	2,298	(2,453)	-
Postretirement Liabilities	209	2	82	-	293
Environmental Remediation Liabilities	216	3	15	-	234
Deferred Tax Liabilities	18	11	219	-	248
Non-Current Liabilities of Discontinued Operations	-	-	24	-	24
Other Liabilities	46	6	49	-	101

Equity:
Common stock	1	-	-	-	1
Additional contributed capital	1,646	2,469	1,671	(4,140)	1,646
Treasury stock	(8)	-	-	-	(8)
Accumulated other comprehensive loss	(112)	-	-	-	(112)
Accumulated deficit	(570)	-	-	-	(570)
Total Shareholders' Equity attributable to Solutia	957	2,469	1,671	(4,140)	957
Equity attributable to noncontrolling interest	-	-	10	-	10
Total Equity	957	2,469	1,681	(4,140)	967
Total Liabilities and Equity	$3,826	$2,565	$5,564	$(8,299)	$3,656

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

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2011

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Cash Provided by (Used in) Operations	$(57)	$76	$74	$-	$93

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(7)	(3)	(30)	-	(40)
Acquisition related payments, net of cash acquired	-	-	(5)	-	(5)
Asset disposals	-	3	26	-	29
Other	-	-	1	-	1
Cash Used in Investing Activities	(7)	-	(8)	-	(15)

FINANCING ACTIVITIES:
Payment of long-term debt obligations	(102)	-	-	-	(102)
Purchase of treasury shares	(2)	-	-	-	(2)
Other, net	1	-	(1)	-	-
Changes in investments and advances from (to) affiliates	146	(80)	(66)	-	-
Cash Provided by (Used in) Financing Activities	43	(80)	(67)	-	(104)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	4	-	4

Increase (Decrease) in Cash and Cash Equivalents	(21)	(4)	3	-	(22)

CASH AND CASH EQUIVALENTS:
Beginning of year	98	7	86	-	191
End of year	$77	$3	$89	$-	$169

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Cash Provided by (Used in) Operations	$(104)	$88	$99	$-	$83

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(3)	(2)	(9)	-	(14)
Acquisition related payments, net of cash acquired	-	(1)	(370)	-	(371)
Asset disposals	(2)	-	-	-	(2)
Cash Used in Investing Activities	(5)	(3)	(379)	-	(387)

FINANCING ACTIVITIES:
Proceeds from long-term debt obligations	1,144	-	-	-	1,144
Payment of long-term debt obligations	(878)	-	-	-	(878)
Payment of short-term debt obligations	-	-	(16)	-	(16)
Debt issuance costs	(27)	-	-	-	(27)
Purchase of treasury shares	(1)	-	-	-	(1)
Other, net	(9)	-	-	-	(9)
Changes in investments and advances from (to) affiliates	(157)	(86)	243	-	-
Cash Provided by (Used in) Financing Activities	72	(86)	227	-	213

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	(25)	-	(25)

Decrease in Cash and Cash Equivalents	(37)	(1)	(78)	-	(116)

CASH AND CASH EQUIVALENTS:
Beginning of period	104	1	138	-	243
End of period	$67	$-	$60	$-	$127

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

Reportable Segment	Products
Advanced Interlayers	● ● ●	SAFLEX® plastic interlayer VISTASOLAR® ethyl vinyl acetate encapsulants Specialty intermediate polyvinyl butyral resin and plasticizer
Performance Films	● ●	LLUMAR®, VISTA®, GILA®, V-KOOL®, HUPER OPTIK® and FORMULAONE® professional and retail window films FLEXVUE™ precision coated films and other enhanced polymer films for industrial customers
Technical Specialties	● ● ● ●	CRYSTEX® insoluble sulphur SANTOFLEX® antidegradants THERMINOL® heat transfer fluids SKYDROL® aviation hydraulic fluids

See Note 14 to the accompanying consolidated financial statements for further information regarding our reportable segments and for the associated definition of segment profit.

Significant Second Quarter 2011 Events

Product Portfolio and Expansions:  As a global manufacturer of performance materials and specialty chemicals used in a broad range of consumer and industrial applications, we actively pursue opportunities to capitalize on underserved or emerging markets or geographies where we have a competitive advantage.  Conversely, we periodically initiate restructuring, divestitures or shut-downs of operations where we participate in product markets and geographies in which these characteristics do not exist.  Consistent with this strategy, in the second quarter 2011, we continued the development and expansion of certain key products.

In the second quarter 2011, we announced the opening of our new Vistasolar® EVA manufacturing center in Suzhou, China. Solutia is the market leader for EVA films in Europe and the first global supplier to build an EVA manufacturing center in China. Chinese solar module manufacturers currently produce more than half of all modules installed globally, and this new manufacturing center will strengthen Solutia's position to reliably and cost effectively supply high-quality solar encapsulants to the Chinese photovoltaic market.

 Further, we continued progress on the expansion of our Saflex® PVB manufacturing facilities in Suzhou, China and Ghent, Belgium, both of which we expect to complete in 2011.  The China upgrade will incorporate a second manufacturing line to serve the architectural, photovoltaic and automotive markets.  The Belgium expansion will significantly expand our capacity to produce acoustic interlayer for automotive applications.

Finally, in the second quarter 2011, we acquired select assets from a leading conductive film manufacturing firm based in Taiwan for $7 million, which will increase our manufacturing capacity for the production of our Flexvue™ film components.

Long-term Capital Structure:  During the second quarter 2011, we made $25 million of voluntary payments on our $850 million senior term loan facility (“2017 Term Loan”).  Over the past twelve months, Solutia has repaid $182 million on the 2017 Term Loan.

Consolidated Results of Operations - Second Quarter 2011 Compared to Second Quarter 2010

	Three Months Ended
	June 30,		Increase	% Increase
(dollars in millions, except per share amounts)	2011	2010	(Decrease)	(Decrease)
Net Sales	$543	$502	$41	8%
Net Income attributable to Solutia	$68	$41	$27	66%

Adjusted EBITDA (a)	$141	$134	$7	5%
Adjusted EPS (a)	$0.57	$0.44	$0.13	30%

(a) Non-GAAP financial measure. See below for discussion and a reconciliation to GAAP measures

In the second quarter 2011, we reported net sales of $543 million, an 8 percent increase as compared to $502 million reported in the second quarter 2010.  The increase was driven by higher selling prices of $22 million or 4 percent, the impact of the Vistasolar and Novomatrix acquired businesses of $13 million or 3 percent, higher sales volumes of $7 million or 1 percent and favorable currency exchange rate fluctuations of $19 million or 4 percent, partially offset by the impact of divestitures of $20 million or 4 percent.   Net income attributable to Solutia of $68 million for second quarter 2011 represents an improvement of $27 million as compared to net income of $41 million as reported in the same period in 2010.  Significantly impacting results for the three months ended June 30, 2010 is a $13 million loss from discontinued operations, net of tax, as more fully described in Note 2 to the Consolidated Financial Statements.  The remaining improvement in net income was predominately due to higher Adjusted EBITDA of $7 million, as further explained below, and lower interest expense.

Adjusted EBITDA for the second quarter of 2011 was $141 million as compared to $134 million for the same period in 2010, which represents a $7 million or a 5 percent improvement.  The increase in Adjusted EBITDA was driven by higher sales revenue, as discussed above, which generated $28 million of incremental Adjusted EBITDA, and $2 million of lower operating expenses, partially offset by the negative impact from higher raw materials of $18 million, the divestiture of certain other rubber chemical businesses of $4 million and unfavorable currency exchange rate fluctuations of $1 million.  Lower operating expenses were predominantly driven by lower expenses associated with our annual incentive plan.

Adjusted Earnings Per Share for the second quarter of 2011 was $0.57 as compared to $0.44 for the same period in 2010, which represents a $0.13 or a 30 percent improvement.  This improvement was significantly higher than the increase in Adjusted EBITDA due to $10 million of lower interest expense, resulting from our debt paydown throughout 2010 and into 2011 and our 2017 Term Loan refinancing, and a lower effective tax rate, which was partially offset by higher depreciation and amortization associated with assets acquired in the Vistasolar and Novomatrix purchases.

Consolidated Results of Operations - Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

	Six Months Ended
	June 30,		Increase	% Increase
(dollars in millions, except per share amounts)	2011	2010	(Decrease)	(Decrease)
Net Sales	$1,052	$950	$102	11%
Net Income (Loss) attributable to Solutia	$133	$(17)	$150	N.M.

Adjusted EBITDA (a)	$276	$258	$18	7%
Adjusted EPS (a)	$1.06	$0.79	$0.27	34%

(a) Non-GAAP financial measure. See below for discussion and a reconciliation to GAAP measures

In the six months ended June 30, 2011, we reported net sales of $1,052 million, an 11 percent increase as compared to $950 million reported in the six months ended June 30, 2010.  The increase was driven by higher sales volumes of $50 million or 5 percent, the impact of the Vistasolar and Novomatrix acquired businesses of $43 million or 5 percent, and higher selling prices of $29 million or 3 percent and favorable currency exchange rate fluctuations of $17 million or 2 percent, partially offset by the impact of divestitures of $37 million or 4 percent.   Net income attributable to Solutia of $133 million for six months ended June 30, 2011 represents an improvement of $150 million as compared to a net a loss of $17 million as reported in the same period in 2010.  Significantly impacting results for the six months ended June 30, 2010 are after tax charges of $97 million discussed in the Summary of Events Affecting Comparability, including an $89 million charge on the write-off of deferred debt issuance costs and a prepayment penalty associated with the early extinguishment of our previous credit facility (“2014 Term Loan” and “2013 Revolver”), as compared to a net gain of $4 million for the same period in 2011.  The remaining improvement was predominately due to higher Adjusted EBITDA of $18 million, as further explained below, and lower interest expense.

Adjusted EBITDA for the first six months of 2011 was $276 million as compared to $258 million for the same period in 2010, which represents a $18 million or 7 percent increase.  The increase in Adjusted EBITDA was driven by higher revenue as discussed above, which generated $66 million of incremental Adjusted EBITDA and $14 million of lower operating expenses, partially offset by the negative impact from higher raw materials of $50 million, the divestiture of certain other rubber chemical businesses of $7 million and unfavorable currency exchange rate fluctuations of $5 million.  Lower operating expenses were predominantly driven by lower expenses associated with our annual incentive plan.

Adjusted Earnings Per Share for the first six months of 2011 was $1.06 as compared to $0.79 for the same period in 2010, which represents a $0.27 or a 34 percent increase.  This improvement was significantly higher than the increase in Adjusted EBITDA due to lower interest expense, resulting from our debt paydown throughout 2010 and into 2011 and our term debt refinancings, and a lower effective tax rate, which was partially offset by higher depreciation and amortization associated with assets acquired in the Vistasolar and Novomatrix purchases.

Outlook

Our current operating premise for the second half of the year in comparison to the first half is sales volumes into the automotive markets will rebound as the Japan related supply disruptions recover.  Second half 2011 architectural sales volumes are expected to be at a rate consistent with the second quarter while solar market sales volumes are expected to experience a modest recovery as the demand profile improves and inventory levels are reduced.  Further, a continuation of a strong Euro relative to the U.S. Dollar through the remainder of 2011, as compared to 2010, will result in higher net sales for 2011.  Finally, the divestiture of certain other rubber chemicals businesses in the first quarter 2011 is expected to reduce full year net sales as compared to 2010 by approximately $40 million.  In aggregating these premises and consistent with our past guidance, our expectation for 2011 is net sales will be within the range of $2.125 billion and $2.2 billion.

With respect to profitability raw material prices, which negatively impacted first half 2011 results by $50 million as compared to the same period in 2010, are expected to remain consistent throughout the second half 2011.  On a year-over-year basis, we expect these higher raw material prices to be more than offset by corresponding year-over-year sales volume and sales price increases.

Our incremental earnings premised in 2011 will generate additional operating cash, which will be offset by higher ex-U.S. tax payments, new product and growth related capital spending, as well as modest investments in working capital related to revenue growth.  In summary and consistent with our past guidance, we are currently anticipating generating cash from operations less capital spending in 2011 in the range of $150 million to $200 million from continuing operations.

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

Adjusted EBITDA is defined as income from continuing operations attributable to Solutia before interest expense, loss on debt extinguishment or modification, income taxes, depreciation and amortization, certain gains and losses that affect comparability, cost overhang associated with discontinued operations and non-cash stock compensation expense.  Adjusted Earnings is defined as income from continuing operations attributable to Solutia excluding certain gains and losses, net of tax, that affect comparability.  Adjusted Earnings per Share is defined as Adjusted Earnings divided by weighted average diluted shares outstanding.  We believe Adjusted EBITDA, Adjusted Earnings and Adjusted Earnings per Share assist us in comparing our performance over various reporting periods and against our peers on a consistent basis because it removes from our operating results the impact of items that do not reflect our core operating performance.  Further, we believe Adjusted EBITDA, Adjusted Earnings and Adjusted Earnings per Share are useful to investors.  The compensation committee of our board of directors determines the annual incentive compensation for certain members of our management based, in part, using each of these financial measures.

See the Non-GAAP Reconciliations sections of this MD&A for reconciliations of these non-GAAP financial measures to their most comparable measure calculated and presented in accordance with GAAP.

Critical Accounting Policies and Estimates

There were no changes in the six months ended June 30, 2011 with respect to our critical accounting policies, as presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2010 Form 10-K filed on February 25, 2011.

Results of Operations - Second Quarter 2011 Compared to Second Quarter 2010

Advanced Interlayers

(dollars in millions)	Three Months Ended
	June 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Net Sales	$232	$208	$24	12%

Segment Profit	$52	$43	$9	21%
Charges included in Segment Profit	$-	$-

The increase in net sales in the second quarter 2011 resulted from higher average selling prices of $6 million or 3 percent, higher sales volumes of $6 million or 3 percent, including the impact of the Vistasolar acquisition which was completed on June 1, 2010 and favorable currency exchange rate fluctuations of $12 million or 6 percent. The increase in selling prices is predominantly the result of price increases in 2011 annual customer contracts related to our SAFLEX® plastic interlayer.  Higher sales volumes were most significantly influenced by sales on VISTASOLAR® EVA encapsulants being realized for a full three months in the second quarter 2011 as compared to one month in the second quarter 2010, as partially offset by a decrease in sales volumes on specialty intermediates.  Sales volumes on SAFLEX® plastic interlayer were effectively unchanged as increases in photovoltaic and architectural markets, particularly in Europe, were offset by lower sales volumes in automotive markets. The favorable currency impact was driven most notably by the increased strength of the Euro versus the U.S. dollar, in comparison to the same period in 2010, due to our strong market positions in Europe.

The increase in segment profit in the second quarter 2011 resulted primarily from higher net sales, as discussed above, improved fixed cost absorption and lower expenses associated with our annual incentive plan, partially offset by higher raw material costs of $7 million.

Performance Films

(dollars in millions)	Three Months Ended
	June 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Net Sales	$86	$73	$13	18%

Segment Profit	$19	$18	$1	6%
Charges included in Segment Profit	$-	$(1)

The increase in net sales in the second quarter 2011 resulted from higher sales volumes of $12 million or 17 percent, including the impact of the Novomatrix acquisition which was completed on April 30, 2010, and increased selling prices of $1 million or 1 percent.  Higher sales volumes were experienced on window films, particularly in the Asia Pacific region driven by our acquisition of Novomatrix as well as improved demand in the automotive market, partially offset by a decrease in sales volumes on precision coated films.

The increase in segment profit in the second quarter 2011 resulted primarily from higher net sales, as discussed above, partially offset by higher manufacturing costs and lower fixed cost absorption.

Technical Specialties

(dollars in millions)	Three Months Ended
	June 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Net Sales	$225	$217	$8	4%

Segment Profit	$82	$80	$2	3%
Charges included in Segment Profit	$-	$(4)

The increase in net sales in the second quarter 2011 resulted from higher average selling prices of $15 million or 7 percent, higher sales volumes of $2 million or 1 percent and favorable currency exchange rate fluctuations of $7 million or 3 percent, partially offset by the divestiture of various other rubber chemical businesses of $16 million or 7 percent. Higher average selling prices were experienced across all of our products in response to a strong demand profile coupled with higher raw material costs. Higher sales volumes were experienced by THERMINOL® heat transfer fluids due to increased demand in the European market, partially offset by lower sales volumes on CRYSTEX® insoluble sulphur due to lower demand in the Asia Pacific market. The favorable currency impact was driven most notably by the increased strength of the Euro versus the U.S. dollar, in comparison to the same period in 2010, due to our strong market positions in Europe.

The increase in segment profit in comparison to the second quarter 2010 resulted primarily from higher net sales, as discussed above, lower charges as discussed in the Summary of Events Affecting Comparability and lower compensation expense related to our annual incentive plan, largely offset by higher raw material costs of $11 million, increased manufacturing costs, and lower fixed cost absorption.

Unallocated and Other

(dollars in millions)	Three Months Ended
	June 30,		Increase	% Increase
Components of Unallocated and Other	2011	2010	(Decrease)	(Decrease)
Corporate Expenses	(11)	(15)
Share-based Compensation Expense	(4)	(5)
Other Unallocated (Expense) Gain, net	(2)	6
Unallocated and Other results	$(17)	$(14)	$(3)	(21	) %

Net (Charges) Gains Included in Unallocated and Other
Corporate Expenses	-	(1)
Other Unallocated (Expense) Gain, net	(1)	5
Net (Charges) Gains Included in Unallocated and Other results	$(1)	$4	$(5)	(125	) %

Net losses on Unallocated and Other results increased $3 million for the second quarter 2011 as compared to the same period in 2010 primarily due to higher charges as described in the Summary of Events Affecting Comparability.  After taking into consideration the higher charges in 2011, corporate expenses decreased in 2011 due predominately to lower compensation expense, largely related to our annual incentive plan, and the positive effects of previously completed restructuring events.  Other unallocated expenses, net increased after taking into consideration the higher charges in 2011 due mainly to the absence of foreign currency gains recorded during 2010, partially offset by a decrease in net charges on environmental remediation projects.

Interest Expense

(dollars in millions)	Three Months Ended
	June 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Interest expense	$26	$36	$(10)	(28	) %

Interest expense decreased in the second quarter 2011, as compared to the same period in 2010, predominately due to lower expense related to our interest rate swap contracts combined with a lower average debt balance and a lower average interest rate.  We recognized losses of $2 million on our interest rate swap contracts in the second quarter 2011, as compared to $10 million in the same period in 2010.  The 2010 losses relate primarily to mark-to-market changes while the 2011 losses are comprised of losses that were reclassified out of Other Comprehensive Loss into earnings.  During the quarter ended June 30, 2011, our average debt balance was $1.4 billion compared to $1.5 billion for the same period in 2010.  Our average interest rate dropped from 6.4 percent for the quarter ended June 30, 2010 to 6.0 percent for the same period in 2011 as a result of the modification to our debt facility as discussed in Note 9 in the accompanying consolidated financial statements.

Income Tax Expense

(dollars in millions)	Three Months Ended
	June 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Income tax expense	$11	$9	$2	22%

Income tax expense increased in the second quarter 2011 compared to the same period in 2010 due predominantly to a decrease in discrete tax benefits recognized in 2011, partially offset by a change in the mix of income and losses in the tax jurisdictions in which we operate.  Discrete tax benefits decreased to $2 million in the second quarter 2011 as compared to $7 million for the same period in 2010.  After consideration of discrete items, income tax expense decreased $3 million despite an increase in Income from Continuing Operations Before Income Tax Expense of $18 million.  The decrease in income tax expense is due to a significant proportion of second quarter 2011 earnings realized in the U.S., where we do not recognize income tax expense, as compared to all second quarter 2010 earnings realized in ex-U.S. tax jurisdictions, where we are subject to income tax expense.  We do not recognize income tax expense on U.S. earnings nor do we recognize an income tax benefit on U.S. losses because we have a U.S. net operating loss tax asset against which we have a full valuation allowance.

Discontinued Operations

(dollars in millions)	Three Months Ended
	June 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Integrated Nylon business	-	17
Primary Accelerators business	-	(30)
Loss from Discontinued Operations, net of tax	$-	$(13)	$13	100%

Loss from discontinued operations consists of the results of Primary Accelerators and Integrated Nylon.  The improvement is due to the absence of operations of Primary Accelerators in 2011.  In the second quarter 2010, we recognized a $17 gain on the settlement of contingent liabilities associated with the Alvin, Texas plant included in the sale of our Integrated Nylon business, which was completed on June 1, 2009.

Results of Operations - Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Advanced Interlayers

(dollars in millions)	Six Months Ended
	June 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Net Sales	$445	$394	$51	13%

Segment Profit	$101	$91	$10	11%
Charges included in Segment Profit	$-	$-

The increase in net sales for the first six months of 2011 resulted from higher sales volumes of $33 million or 8 percent, including the impact of the Vistasolar acquisition, which was completed on June 1, 2010, higher average selling prices of $8 million or 2 percent and favorable currency exchange rate fluctuations of $10 million or 3 percent. Higher sales volumes were most significantly influenced by sales of VISTASOLAR® EVA encapsulants included for a full six months of 2011 as compared to one month for the same period in 2010, combined with higher sales volumes realized by our SAFLEX® plastic interlayer in the architectural and photovoltaic markets, particularly in Europe.  The increase in selling prices is predominantly the result of price increases on 2011 annual customer contracts related to our SAFLEX® plastic interlayer.  The favorable currency impact was driven most notably by the increased strength of the Euro versus the U.S. dollar, in comparison to the same period in 2010, due to our strong market positions in Europe.

The increase in segment profit for the first six months of 2011 resulted primarily from higher net sales, as discussed above, lower compensation expense related to our annual incentive plan and improved fixed cost absorption, partially offset by higher raw material costs of $19 million.

Performance Films

(dollars in millions)	Six Months Ended
	June 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Net Sales	$162	$125	$37	30%

Segment Profit	$38	$27	$11	41%
Charges included in Segment Profit	$-	$(2)

The increase in net sales for the first six months of 2011 resulted from higher sales volumes of $36 million or 29 percent, including the impact of the Novomatrix acquisition, which was completed on April 30, 2010, and increased selling prices of $1 million or 1 percent.  Higher sales volumes were experienced on window films, particularly in the Asia Pacific region driven by our acquisition of Novomatrix as well as improved demand in the automotive market, partially offset by a decrease in sales volumes on precision coated films.

The increase in segment profit in the first six months of 2011 resulted primarily from higher net sales, as discussed above, and lower charges as discussed in the Summary of Events Affecting Comparability, partially offset by higher selling and manufacturing costs.

Technical Specialties

(dollars in millions)	Six Months Ended
	June 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Net Sales	$445	$423	$22	5%

Segment Profit	$180	$157	$23	15%
Gains (Charges) included in Segment Profit	$17	$(9)

The increase in net sales for the first six months of 2011 resulted from higher sales volumes of $24 million or 6 percent, higher average selling prices of $20 million or 5 percent and favorable currency exchange rate fluctuations of $7 million or 1 percent, as partially offset by the divestiture of various other rubber chemical businesses of $29 million or 7 percent. Higher sales volumes were experienced most significantly by THERMINOL® heat transfer fluids, predominantly within the European and Asia Pacific regions, and CRYSTEX® insoluble sulphur, where a decrease in sales volumes within the Asia Pacific region were more than offset by increases in all other world areas.  Higher average selling prices were experienced across all of our products except SANTOFLEX® antidegradants in response to an improved demand profile coupled with higher raw materials. The favorable currency impact was driven most notably by the increased strength of the Euro versus the U.S. dollar, in comparison to the same period in 2010, due to our strong market positions in Europe.

The increase in segment profit in the first six months of 2011 resulted primarily from higher net sales, as discussed above, higher gains as discussed in the Summary of Events Affecting Comparability and lower compensation expense related to our annual incentive plan, partially offset by higher raw material costs of $31 million and lower fixed cost absorption.

Unallocated and Other

(dollars in millions)	Six Months Ended
	June 30,		Increase	% Increase
Components of Unallocated and Other	2011	2010	(Decrease)	(Decrease)
Other Operations Segment Profit (Loss)	$-	$1
Corporate Expenses	(26)	(30)
Share-based Compensation Expense	(9)	(9)
Other Unallocated Expense, net	(13)	(2)
Unallocated and Other results	$(48)	$(40)	$(8)	(20	) %

Net Charges Included in Unallocated and Other
Corporate Expenses	(4)	(1)
Other Unallocated Expense, net	(9)	-
Net Charges Included in Unallocated and Other results	$(13)	$(1)	$(12)	N.M	.

Net losses on Unallocated and Other results increased $8 million for the first six months of 2011 as compared to the same period in 2010 primarily due to higher charges as described in the Summary of Events Affecting Comparability.  After taking into consideration the higher charges in 2011, corporate expenses decreased in 2011 due predominately to lower compensation expense, largely related to our annual incentive plan, and the positive effects of previously completed restructuring events.  Other unallocated expense, net increased, after taking into consideration the higher charges in 2011, due to the absence of foreign currency gains recorded in 2010, partially offset by decreased net charges related to environmental remediation projects.

Interest Expense

(dollars in millions)	Six Months Ended
	June 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Interest expense	$54	$74	$(20)	(27	) %

Interest expense decreased for the six months ended June 30, 2011, as compared to the same period in 2010, predominantly due to lower expense related to our interest swap contracts combined with a lower average debt balance and a lower average interest rate.  We recognized losses of $4 million on our interest rate swap contracts for the first six months of 2011 as compared to $16 million for the same period in 2010.  The 2010 losses relate primarily to mark-to-market changes while the 2011 losses are comprised of losses that were reclassified out of Other Comprehensive Loss into earnings.  For the six months ended June 30, 2011, our average debt balance was $1.4 billion compared to $1.5 billion for the same period in 2010.  Our average interest rate dropped from 6.9 percent for the six months ended June 30, 2010 to 6.1 percent for the same period in 2011 as a result of the restructurings and modifications to our debt facility as discussed in Note 9 in the accompanying consolidated financial statements.

Loss on Debt Extinguishment or Modification

(dollars in millions)	Six Months Ended
	June 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Loss on debt extinguishment or modification	$2	$89	$(87)	(98	) %

The decrease in the loss on debt extinguishment or modification for the first six months of 2011 is the result of the early extinguishment of our 2014 Term Loan and 2013 Revolver in 2010 as compared to the modification of our 2017 Term Loan in 2011, as discussed in the Summary of Events Affecting Comparability. As a result of the early retirement of our 2014 Term Loan and 2013 Revolver in 2010, we incurred a $9 million prepayment penalty and an $80 million non-cash charge related to the write-off of deferred debt issuance costs related to the facilities while we incurred $2 million of fees related to the modification of the 2017 Term Loan in 2011.

Income Tax Expense

(dollars in millions)	Six Months Ended
	June 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Income tax expense	$19	$19	$-	-%

Income tax expense remained unchanged for the six months ended 2011, as compared to the same period in 2010 due predominantly to a change in the mix of income and losses in the tax jurisdictions in which we operate.  A significant proportion of our 2011 earnings were realized in the U.S., where we do not recognize income tax expense, as compared to all of our 2010 earnings were realized in ex-U.S. tax jurisdictions, where we are subject to income tax expense.  Most significantly affecting the mix, and as more fully discussed in the Summary of Events Affecting Comparability, we recognized $101 million of restructuring and other charges in 2010, including an $89 million charge related to the early extinguishment of a portion of our debt, with the majority of these charges being recorded as an increase to losses experienced in the U.S.  We do not recognize income tax expense on U.S. earnings nor do we recognize an income tax benefit on U.S. losses because we have a U.S. net operating loss tax asset against which we have a full valuation allowance.

Discontinued Operations

(dollars in millions)	Six Months Ended
	June 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Integrated Nylon business	-	17
Primary Accelerators business	-	(32)
Loss from Discontinued Operations, net of tax	$-	$(15)	$15	100%

Loss from discontinued operations consists of the results of Primary Accelerators and Integrated Nylon.  The improvement is due to the absence of operations of Primary Accelerators in 2011.  In the second quarter 2010, we recognized a $17 gain on the settlement of contingent liabilities associated with the Alvin, Texas plant included in the sale of our Integrated Nylon business which was completed on June 1, 2009.

Financial Condition and Liquidity

As of June 30, 2011, our total liquidity was $447 million which was comprised of $278 million available under our $300 million revolving credit facility (“2015 Revolver”) and $169 million in cash and cash equivalents.  As of June 30, 2011, we had no draws against our 2015 Revolver but availability was reduced by letters of credit of $22 million.

During the second quarter 2011, we made voluntary prepayments of $25 million on our 2017 Term Loan.  For the remainder of 2011, our anticipated use of cash includes fulfillment of our interest, pension, environmental, restructuring and tax obligations, in addition to certain capital expenditures for innovative initiatives, capacity expansion and productivity enhancement and for maintenance and safety requirements, as well as any voluntary debt reductions.  Further, to the extent it is necessary to fund certain seasonal demands of our operations and to support revenue growth, an additional modest use of cash may be needed for working capital.  New sources of liquidity may include additional lines of credit, financing other assets, customer receivables and/or asset sales, all of which are allowable, with certain limitations, under our existing Credit Facility.

In summary, we expect that our cash on hand, coupled with future cash flows from operations and other sources of liquidity, including our 2015 Revolver, will provide sufficient liquidity to allow us to meet our projected cash requirements.

Debt Covenants

Our 2015 Revolver, 2017 Term Loan, $400 million of senior unsecured notes due 2017 and $300 million of senior unsecured notes due 2020 (“2020 Notes”) include a number of customary covenants and events of default that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends; repurchase stock; sell certain assets or merge with or into other companies and enter into new lines of business.  The 2015 Revolver and 2017 Term Loan also include the maintenance of a maximum senior secured indebtedness financial covenant, as defined by our Credit Facility.  We were in compliance with all applicable covenants at June 30, 2011.  See Note 9 to the accompanying consolidated financial statements for additional information.

Cash Flows - Continuing Operations

Our cash flows from continuing operations attributable to operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the following table:

	Six Months Ended
Cash Flow Summary - Continuing Operations	June 30,		Increase
(dollars in millions)	2011	2010	(Decrease)
Cash provided by operating activities	$97	$106	$(9)
Cash used in investing activities	(15)	(385)	370
Cash provided by (used in) financing activities	(104)	213	(317)
Effect of exchange rate changes on cash	4	(25)	29
Net change in cash for period attributable to continuing operations	$(18)	$(91)	$73

Operating activities:  The decrease in cash provided by operating activities is primarily attributable to higher payments on our annual incentive plan, higher seasonally driven working capital requirements, higher interest payments and higher tax payments due to an increase in ex-U.S. earnings, as partially offset by higher operating income, lower payments on our postretirement obligations, and lower restructuring payments.  In the first six months of 2011, we paid the remaining portion of our annual incentive plan to our employees, which were earned throughout 2010.  There were no similar payments in the first six months of 2010 as the prior year incentive plan was temporarily suspended.  Higher interest payments for the six months of 2011 as compared to the same period in 2010 are due to the timing of scheduled interest payments associated with the 2020 Notes, which were issued in 2010, along with cash payments associated with our interest rate swap agreements that were not operational in the first quarter 2010.  In the first six months of 2011, we made $13 million in required contributions to our frozen U.S. pension plans, while for the same period in 2010 we contributed $50 million to these plans, which fully satisfied our minimum funding requirement for 2010 and a portion of the 2011 minimum funding requirements.  Finally, excluding the effects of foreign currency exchange rates, cash required for working capital was $12 million higher in the first six months of 2011 as compared to the same period in 2010 on significantly higher sales.

Investing activities:  Cash used investing activities was $15 million in the first six months of 2011 as compared to a usage of $385 million for the same period in 2010 as lower acquisition related payments of $366 million, combined with the receipt of $29 million in proceeds from the sale of certain businesses and select assets, were partially offset by an increase in capital expenditures.  As discussed in Note 2 to the Consolidated Financial Statements, in the second quarter 2010, we completed the acquisition of Novomatrix and Vistasolar for $73 million and $297 million, respectively, excluding subsequent working capital adjustments. Higher capital expenditures in 2011 are predominantly associated with our previously announced expansions in Suzhou, China and Ghent Belgium.

Financing activities:  Cash used by financing activities was $104 million in the first six months of 2011 as compared to cash provided by financing activities of $213 million for the same period in 2010.  During the first six months of 2011, we made $102 million in payments on our 2017 Term Loan, of which $98 was voluntary.  For the same period of 2010, we completed the refinancing of our 2014 Term Loan and 2013 Revolver, along with the issuance of the 2020 Notes, which resulted in net proceeds of $234 million, after a principal reduction in our term debt of $30 million and deducting $34 million in debt issuance costs and a prepayment penalty.  These net proceeds were used to partially fund our acquisition of Novomatrix and Vistasolar.  Also in the first six months of 2010, we used $16 million of cash provided by operations to fully repay all of our short-term borrowings.

Working Capital – Continuing Operations

Working capital used for continuing operations is summarized as follows:

Working Capital - Continuing Operations	June 30,	December 31,	Increase
(dollars in millions)	2011	2010	(Decrease)

Cash and cash equivalents	$169	$191
Trade receivables, net	264	228
Inventories	328	275
Other current assets	103	102
Total current assets	$864	$796

Accounts Payable	$194	$173
Accrued Liabilities	220	235
Total current liabilities	$414	$408

Working Capital	$450	$388	$62

Our working capital used for continuing operations increased $62 million in the first six months of 2011 primarily due to seasonally driven higher trade receivables and inventory and the effects of a weaker U.S. dollar versus relevant foreign currencies, as partially offset by seasonally driven higher accounts payable and a net decrease in cash and cash equivalents, as previously discussed.

From time to time we sell trade receivables without recourse to third parties.  These trade receivables were removed from our Consolidated Statement of Financial Position and reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows at the time of sale to the third party.  Uncollected trade receivables sold under these arrangements and removed from the Consolidated Statement of Financial Position were $8 million and $9 million at June 30, 2011 and December 31, 2010, respectively.  The average monthly amounts of trade receivables sold were $7 million for the six months ended June 30, 2011.

Cash Flows – Discontinued Operations
	Six Months Ended
Cash Flow Summary - Discontinued Operations	June 30,		Increase
(dollars in millions)	2011	2010	(Decrease)
Cash used in operating activities	$(4)	$(23)	$19
Cash used in investing activities	-	(2)	2
Net change in cash for period attributable to discontinued operations	$(4)	$(25)	$21

Cash used in discontinued operations for the six months ended June 30, 2011 is comprised of $7 million in exit related payments associated with our Primary Accelerators shutdown, which ceased manufacturing in the third quarter 2010, partially offset by $3 million in cash proceeds from the monetization of working capital.  For the same period in 2010, cash used by discontinued operations of $23 million is comprised primarily of $19 million in settlement payments related to contingent liabilities associated with the sale of Integrated Nylon and $5 million in operating costs of Primary Accelerators.

Capital Expenditures

Capital expenditures are projected to be in the range of $120 million to $130 million during 2011 of which $85 million to $95 million of the projected range is attributable to new products and expansion and productivity projects while the remainder is attributable to maintenance and right-to-operate projects.

Pension Funding

We sponsor several defined benefit pension plans into which we made cash contributions of $19 million in the first six months of 2011.  We expect to contribute additional cash to these pension plans in the range of $35 million to $40 million, inclusive of potential voluntary contributions, during 2011.  Actual contributions to the plans and satisfaction of these outstanding liabilities may differ and will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, market conditions and whether we choose to make additional voluntary contributions or to contribute our common stock rather than cash to the plans.

Supplementary Information - Second Quarter 2011 Compared to Second Quarter 2010

Summary of Events Affecting Comparability

Charges and gains recorded in the three months ended June 30, 2011 and 2010 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):

2011 Events

Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated/ Other	Consolidated
Impact on:
Selling, general and administrative expenses	$-	$-	$-	$1	$1	(a)
Operating Income Impact	$-	$-	$-	$(1)	$(1)
Income tax impact					-	(b)
After-tax Income Statement Impact					$(1)

(a)	Pension settlement charge related to the relocation of our European regional headquarters ($1 million pre-tax and after-tax).
(b)	Income tax impact has been provided on gains and charges in the quarter recognized at the tax rate in the jurisdiction in which they have been or will be realized.

2010 Events

Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated/ Other	Consolidated
Impact on:
Cost of goods sold	$-	$-	$1	$-	$1	(a)
	-	-	3	-	3	(b)
	-	1	-	-	1	(c)
Selling, general and administrative expenses	-	-	-	1	1	(d)
	-	-	-	3	3	(e)
Operating Income Impact	$-	$(1)	$(4)	$(4)	$(9)
Other income (loss), net	-	-	-	8	8	(f)
Pre-tax Income Statement Impact	$-	$(1)	$(4)	$4	$(1)
Income tax impact					(2)	(g)
After-tax Income Statement Impact					$1

(a)	Restructuring costs related to the closure of our Ruabon facility ($1 million pre-tax and after-tax).
(b)	Restructuring costs related to the closure of our Cologne facility ($3 million pre-tax and $2 million after-tax).
(c)	Inventory step-up related to the Novomatrix Acquisition ($1 million pre-tax and after-tax).
(d)	Severance and retraining costs related to the general coporate restructuring ($1 million pre-tax and after-tax).
(e)	Acquisition costs related to our agreement to purchase Vistasolar and Novomatrix ($3 million pre-tax and $2 million after-tax).
(f)	Gain on settlement of tax indemnification case ($8 million pre-tax and after-tax).
(g)	Income tax impact has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

Non-GAAP Reconciliations

Reconciliations of our non-GAAP measures to GAAP measures are included below.  Amounts are stated in millions, except per share figures.

	Three Months Ended
	June 30,
Adjusted EBITDA	2011	2010
Net Income attributable to Solutia	$68	$41
Plus: Loss from Discontinued Operations, net of tax	-	13
Income from Continuing Operations attributable to Solutia	$68	$54
Plus:
Income tax expense	$11	$9
Interest expense	26	36
Depreciation and amortization	31	28
Subtotal	$136	$127
Plus:
Events affecting comparability (a)	$1	$1
Non-cash share-based compensation expense	4	5
Primary Accelerators cost overhang (b)	-	1
Adjusted EBITDA	$141	$134

(a)	See table of Events Affecting Comparability.
(b)	Costs incurred related to the shutdown of our Primary Accelerators business that is not reflective of costs of the ongoing operations.

	Three Months Ended
	June 30,
Adjusted Earnings and Adjusted EPS	2011	2010
Income from Continuing Operations attributable to Solutia	$68	$54
Plus: Events affecting comparability, net of tax (a)	1	(1)
Adjusted Earnings	$69	$53
Weighted average diluted shares outstanding	121.5	119.9
Adjusted Earnings per Share	$0.57	$0.44

(a) See table of Events Affecting Comparability.

Supplementary Information - Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Summary of Events Affecting Comparability

Charges and gains recorded in the six months ended June 30, 2011 and 2010 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):

2011 Events

Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated/ Other	Consolidated
Impact on:
Selling, general and administrative expenses	$-	$-	$-	$5	$5	(a)
Other operating income	-	-	-	8	8	(a)
	-	-	(17)	-	(17)	(b)
Operating Income Impact	$-	$-	$17	$(13)	$4
Loss on debt extinguishment or modification	-	-	-	(2)	(2)	(c)
Pre-tax Income Statement Impact	$-	$-	$17	$(15)	$2
Income tax impact					(2)	(d)
After-tax Income Statement Impact					$4

(a)	Severance, pension settlement and other charges related to the relocation of our European regional headquarters ($13 million pre-tax and $9 million after-tax).
(b)	Gain on certain other rubber chemicals divestitures ($17 million pre-tax and $15 million after-tax).
(c)	Charges related to the modification of our 2017 Term Loan ($2 million pre-tax and after-tax).
(d)	Income tax impact has been provided on gains and charges in the quarter recognized at the tax rate in the jurisdiction in which they have been or will be realized.

2010 Events

Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated/ Other	Consolidated
Impact on:
Cost of goods sold	$-	$1	$-	$-	$1	(a)
	-	-	2	-	2	(b)
		-	5		5	(c)
	-	1	-	-	1	(d)
Selling, general and administrative expenses	-	-	1	2	3	(a)
	-	-	1	-	1	(c)
	-	-	-	7	7	(e)
Operating Income Impact	$-	$(2)	$(9)	$(9)	$(20)
Other income (loss), net	-	-	-	8	8	(f)
Loss on debt extinguishment	-	-	-	(89)	(89)	(g)
Pre-tax Income Statement Impact	$-	$(2)	$(9)	$(90)	$(101)
Income tax impact					(4)	(h)
After-tax Income Statement Impact					$(97)

(a)	Severance, pension settlement and retraining costs related to the general corporate restructuring ($4 million pre-tax and after-tax).
(b)	Restructuring costs related to the closure of our Ruabon facility ($2 million pre-tax and after-tax).
(c)	Restructuring costs related to the closure of our Cologne facility ($6 million pre-tax and $4 million after-tax).
(d)	Inventory set-up related to the Novomatrix Acquisition ($1 million pre-tax and after- tax).
(e)	Acquisition costs related to our agreement to purchase Vistasolar and Novomatrix ($7 million pre-tax and $6 million after-tax).
(f)	Gain on settlement of tax indemnification case ($8 million pre-tax and after-tax).
(g)	Charges related to the early extinguishment of our 2014 Term Loan and 2013 Revolver ($89 million pre-tax and $88 million after-tax).
(h)	Income tax impact has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

Non-GAAP Reconciliations

Reconciliations of our non-GAAP measures to GAAP measures are included below.  Amounts are stated in millions except for per share data.

	Six Months Ended
	June 30,
Adjusted EBITDA	2011	2010
Net Income (Loss) attributable to Solutia	$133	$(17)
Plus: Loss from Discontinued Operations, net of tax	-	15
Income (Loss) from Continuing Operations attributable to Solutia	$133	$(2)
Plus:
Income tax expense	$19	$19
Interest expense	54	74
Loss on debt extinguishment or modification	2	89
Depreciation and amortization	63	55
Subtotal	$271	$235
Plus:
Events affecting comparability (a)	$(4)	$12
Non-cash share-based compensation expense	9	9
Primary Accelerators cost overhang (b)	-	2
Adjusted EBITDA	$276	$258

(a) See table of Events Affecting Comparability.
(b) Costs incurred related to the shutdown of our Primary Accelerators business that is not reflective of costs of the ongoing operations.

	Six Months Ended
	June 30,
Adjusted Earnings and Adjusted EPS	2011	2010
Income (Loss) from Continuing Operations attributable to Solutia	$133	$(2)
Plus: Events affecting comparability, net of tax (a)	(4)	97
Adjusted Earnings	$129	$95
Weighted average diluted shares outstanding	121.3	119.7	(b)
Adjusted Earnings per Share	$1.06	$0.79

(a)	See table of Events Affecting Comparability.
(b)	1.1 million shares for the six months ended June 30, 2010 were considered dilutive for purposes of the adjusted earnings per share calculation as adjusted operations results in income.

Contingencies

See Note 8 to the accompanying consolidated financial statements for a summary of our contingencies as of June 30, 2011.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

There have been no material changes in market risk exposures during the six months ended June 30, 2011 that affect the disclosures presented in the information appearing under “Derivative Financial Instruments” as presented in our 2010 Form 10-K.

Item 4.  CONTROLS AND PROCEDURES

During the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective.  Further, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our 2010 Form 10-K describes a purported class action lawsuit filed in the Circuit Court of Putnam County, West Virginia against Flexsys, our 100 percent owned subsidiary, Pharmacia, Monsanto and Akzo Nobel (Solutia was not a named defendant) alleging exposure to dioxin from Flexsys’ Nitro, West Virginia facility, which is now closed.  On May 27, 2011, the West Virginia circuit court entered a summary judgment in favor of Flexsys in the class action litigation and dismissed Flexsys with prejudice from the case.  Specifically, the court held that plaintiffs had presented no evidence of contamination or distribution of dioxin by Flexsys during its ownership of the Nitro facility.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Credit Facility and our indentures for the 2017 and 2020 Notes include restrictive covenants that limit our ability to repurchase stock and pay dividends.

(c ) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2011	-	$-	-	$-
May 1-31, 2011	217	$23.44	-	$-
June 1-30, 2011	129	$23.02	-	$-
Total	346	$23.28	-	$-

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

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

See the Exhibit Index at 53 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLUTIA INC.
(Registrant)
By:	/s/Timothy J. Spihlman
Timothy J. Spihlman
(Vice President and Controller)
(On behalf of the Registrant and as
Principal Accounting Officer

Dated: July 28, 2011

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