Form 10-Q
period 2011-09-30
SOLUTIA INC
filed 2011-10-28
CIK 1043382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2011
Common Stock, $0.01 par value	122,102,743

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SOLUTIA INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2011	2010	2011	2010

Net Sales	$519	$511	$1,571	$1,461
Cost of goods sold	370	353	1,090	996
Gross Profit	149	158	481	465
Selling, general and administrative expenses	65	62	187	194
Research and development expenses	6	5	17	13
Other operating expense (income), net	(30)	3	(43)	2
Operating Income	108	88	320	256
Interest expense	(24)	(35)	(78)	(109)
Other income (loss), net	-	2	(1)	15
Loss on debt extinguishment or modification	(2)	-	(4)	(89)
Income from Continuing Operations Before Income Tax Expense	82	55	237	73
Income tax expense	6	7	25	26
Income from Continuing Operations	76	48	212	47
Income (Loss) from Discontinued Operations, net of tax	-	2	-	(13)
Net Income	76	50	212	34
Net income attributable to noncontrolling interest	1	2	4	3
Net Income attributable to Solutia	$75	$48	$208	$31

Basic Income (Loss) per Share attributable to Solutia:
Income from Continuing Operations	$0.62	$0.38	$1.74	$0.37
Income (Loss) from Discontinued Operations	-	0.02	-	(0.11)
Net Income attributable to Solutia	$0.62	$0.40	$1.74	$0.26

Diluted Income (Loss) per Share attributable to Solutia:
Income from Continuing Operations	$0.62	$0.38	$1.71	$0.37
Income (Loss) from Discontinued Operations	-	0.02	-	(0.11)
Net Income attributable to Solutia	$0.62	$0.40	$1.71	$0.26

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2011	2010	2011	2010

Net Income	$76	$50	$212	$34
Other Comprehensive Income (Loss):
Accumulated currency adjustments	(79)	92	2	3
Postretirement adjustments	2	-	5	3
Hedging activity adjustments	(4)	(2)	(6)	-
Comprehensive Income (Loss)	(5)	140	213	40
Comprehensive Income attributable to noncontrolling interest	1	2	4	3
Comprehensive Income (Loss) attributable to Solutia	$(6)	$138	$209	$37

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in millions, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$170	$191
Trade receivables, net of allowances of $4 in 2011 and 2010	240	228
Miscellaneous receivables	71	75
Inventories	356	275
Prepaid expenses and other assets	32	27
Current assets of discontinued operations	1	5
Total Current Assets	870	801
Net Property, Plant and Equipment	917	911
Goodwill	742	740
Net Identified Intangible Assets	912	938
Other Assets	134	147
Total Assets	$3,575	$3,537

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$193	$173
Accrued liabilities	231	235
Current liabilities of discontinued operations	5	15
Total Current Liabilities	429	423
Long-Term Debt	1,337	1,463
Postretirement Liabilities	270	308
Environmental Remediation Liabilities	230	244
Deferred Tax Liabilities	226	238
Non-current Liabilities of Discontinued Operations	22	25
Other Liabilities	101	97

Commitments and Contingencies (Note 8)

Equity:
Common stock at $0.01 par value; (500,000,000 shares authorized, 123,316,852 and
122,655,811 shares issued in 2011and 2010, respectively)	1	1
Additional contributed capital	1,653	1,634
Treasury shares, at cost (1,214,109 in 2011 and 772,686 in 2010)	(13)	(6)
Accumulated other comprehensive loss	(193)	(194)
Accumulated deficit	(495)	(703)
Total Shareholders’ Equity attributable to Solutia	953	732
Equity attributable to noncontrolling interest	7	7
Total Equity	960	739
Total Liabilities and Equity	$3,575	$3,537

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income	$212	$34
Adjustments to reconcile net income to net cash provided by operations:
Loss from discontinued operations, net of tax	-	13
Depreciation and amortization	94	84
Pension contributions in excess of expense	(28)	(51)
Other postretirement benefit contributions in excess of expense	(6)	(13)
Amortization of debt issuance costs and discount	3	7
Deferred income taxes	(8)	(13)
Share-based compensation expense	13	15
Other charges:
Non-cash loss on deferred debt issuance cost and debt discount write-off	-	80
Other (gains) charges, including restructuring expenses	(21)	27
Changes in assets and liabilities:
Income taxes payable	(3)	11
Trade receivables	(17)	7
Inventories	(85)	(24)
Accounts payable	18	(22)
Environmental remediation liabilities	(14)	(10)
Other assets and liabilities	(14)	66
Cash Provided by Operations – Continuing Operations	144	211
Cash Used in Operations – Discontinued Operations	(10)	(26)
Cash Provided by Operations	134	185

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(70)	(28)
Acquisition related payments, net of cash acquired	(9)	(371)
Asset disposals and investment sales	60	3
Other	1	-
Cash Used in Investing Activities – Continuing Operations	(18)	(396)
Cash Provided by (Used in) Investing Activities – Discontinued Operations	1	(3)
Cash Used in Investing Activities	(17)	(399)

FINANCING ACTIVITIES:
Proceeds from long-term debt obligations	-	1,144
Payment of long-term debt obligations	(127)	(908)
Payment of short-term debt obligations	-	(16)
Debt issuance costs	-	(27)
Purchase of treasury shares	(7)	(4)
Dividends attributable to noncontrolling interest	(4)	(4)
Other, net	(2)	(9)
Cash Provided by (Used in) Financing Activities	(140)	176

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2	(24)

DECREASE IN CASH AND CASH EQUIVALENTS	(21)	(62)
CASH AND CASH EQUIVALENTS:
Beginning of period	191	243
End of period	$170	$181

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$78	$75
Cash payments for income taxes, net of refunds	$37	$28

Non-Cash Investing Activities:
Capital expenditures included in accounts payable	$12	$7

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in millions)
(Unaudited)

	Shareholders' Equity attributable to Solutia
				Accumulated		Equity
		Additional		Other		Attributable to
	Common	Contributed	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Stock	Capital	Stock	Loss	Decifit	Interest	Equity
Beginning Balance – January 1, 2010	$1	$1,612	$(2)	$(237)	$(781)	$7	$600
Comprehensive income:
Net income	-	-	-	-	31	3	34
Accumulated currency adjustments	-	-	-	3	-	-	3
Postretirement adjustments	-	-	-	3	-	-	3
Dividends attributable to noncontrolling interest	-	-	-	-	-	(4)	(4)
Treasury stock purchases	-	-	(4)	-	-	-	(4)
Share-based compensation expense	-	15	-	-	-	-	15
Ending Balance – September 30, 2010	$1	$1,627	$(6)	$(231)	$(750)	$6	$647

Beginning Balance – January 1, 2011	$1	$1,634	$(6)	$(194)	$(703)	$7	$739
Comprehensive income (loss):
Net income	-	-	-	-	208	4	212
Accumulated currency adjustments	-	-	-	2	-	-	2
Postretirement adjustments	-	-	-	5	-	-	5
Hedging activity adjustments	-	-	-	(6)	-	-	(6)
Dividends attributable to noncontrolling interest	-	-	-	-	-	(4)	(4)
Treasury stock purchases	-	-	(7)	-	-	-	(7)
Stock option exercises	-	4	-	-	-	-	4
Share-based compensation expense	-	15	-	-	-	-	15
Ending Balance – September 30, 2011	$1	$1,653	$(13)	$(193)	$(495)	$7	$960

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

1.  Basis of Presentation

Basis of Presentation

Unless the context requires otherwise, the terms “Solutia”, “Company”, “we” and “our” in this report refer to Solutia Inc. and its subsidiaries. The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  Therefore, this Report on Form 10-Q should be read in conjunction with Solutia’s Report on Form 10-K for the fiscal year ended December 31, 2010.  In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported.  Financial information for the first nine months of fiscal year 2011 should not be annualized due to the seasonality of our business.

2.  Acquisitions, Divestitures and Discontinued Operations

Acquisitions

On March 24, 2011, we entered into an agreement to acquire select assets from a leading conductive film manufacturing firm based in Taiwan for $7 with an option to purchase additional assets for $3, which was subsequently exercised.  The combined purchase price of $10, which was paid during the nine months ended September 30, 2011 and classified as a component of property, plant and equipment, represents the estimated fair value of manufacturing capacity used in the production of conductive film used in touch screens, solar applications and e-readers.  Results from the operations of these assets are included in our Performance Films reportable segment.

On April 30, 2010, we purchased 100 percent of the shares of Novomatrix Pte. Ltd. (“Novomatrix”) for $73, which was subsequently adjusted down $1 pursuant to a working capital adjustment. Novomatrix is a leader in branding, marketing and distributing performance window films catering to the premium segment in the automotive and architectural markets.  The Novomatrix acquisition allows us to support our growth strategy for our Performance Films reportable segment by expanding our product offerings and global footprint into key emerging regions through Novomatrix’s well-established network in Southeast Asia and the Middle East.

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

Effective May 1, 2010 and June 1, 2010, results from the operations of Novomatrix and Vistasolar, respectively, have been included in our Consolidated Statement of Operations.  In conjunction with these acquisitions, we incurred $7 of costs during the nine months ended September 30, 2010 that were recorded in selling, general and administrative expenses.

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

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Net sales	$511	$1,516
Net income	$50	$45
Net income per basic and dilutive share	$0.42	$0.38
Net income attributable to Solutia	$48	$42
Net income attributable to Solutia per basic and dilutive share	$0.40	$0.35

Divestitures

Certain Other Rubber Chemicals Businesses

In the first quarter 2011, we sold certain businesses and selected assets previously included in our Technical Specialties reportable segment whereby we recognized a gain of $17 in other operating expense (income), net during the nine months ended September 30, 2011.  Our decision to exit these businesses is consistent with our strategy of focusing on businesses that are leaders in their global markets and that have sustainable competitive advantages.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Plastic Products

On September 1, 2010, we sold the remaining portion of our former plastic products business, which was based in Europe, for $3. We recognized a loss of $5 in other operating expense (income), net related to this sale in Unallocated and Other.

Discontinued Operations

Primary Accelerators

On April 22, 2010, due to overcapacity within the industry, a disadvantaged cost position and increasing pressure from Far Eastern producers, we made the decision to exit our Primary Accelerators business and to cease manufacturing of SANTOCURE® primary accelerator products at the Monsanto Company (“Monsanto”) facility in Antwerp, Belgium, where we operated as a guest.  Our decision to exit this business is consistent with our strategy of focusing on businesses that are leaders in their global markets and that have sustainable competitive advantages.  Manufacturing of these products, the financial results of which had previously been included in our Technical Specialties reportable segment, ceased in the third quarter 2010.  Accordingly, we have reported the results of Primary Accelerators as a discontinued operation.

A summary of the net sales and income (loss) from discontinued operations related to our Primary Accelerators business is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Primary Accelerators:
Operating results:
Net sales	$-	$12	$-	$46
Loss before income taxes	$-	$(5)	$-	$(46)
Income tax benefit	-	(7)	-	(16)
Income (Loss) from discontinued operations, net of tax	$-	$2	$-	$(30)

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Included in the results of discontinued operations are $6 and $44 of pre-tax expenses for the three and nine months ended September 30, 2010 related to the shutdown of this business.  The shutdown expenses for the nine months ended September 30, 2010 include $6 for the impairment of long-lived assets determined using a Level 3 fair value measurement as defined by U.S. GAAP under the fair value hierarchy.

The assets and liabilities of our Primary Accelerators business, classified as discontinued operations, consist of the following:
	September 30,	December 31,
	2011	2010
Assets:
Trade and miscellaneous receivables, net	$1	$5
Current assets of discontinued operations	$1	$5

Liabilities:
Accounts payable and accrued liabilities	$5	$15
Current liabilities of discontinued operations	$5	$15

Other liabilities	$22	$25
Non-current liabilities of discontinued operations	$22	$25

Total liabilities	$27	$40

Integrated Nylon

On June 1, 2009, we sold substantially all the assets and certain liabilities, including environmental remediation liabilities and pension liabilities of active employees, of our Integrated Nylon business to S.K. Capital Partners II, L.P. (the “Buyer”).  As part of the sale agreement, we retained an ownership interest in the Integrated Nylon business of approximately 2 percent.  At the time of sale, we agreed to reimburse the Buyer for indirect residual costs incurred by them resulting from a disputed contractual matter with a guest at the Integrated Nylon plant in Alvin, Texas.  Accordingly, our estimate of the loss associated with the damages and cost reimbursements associated with this contingent liability was accrued in 2009.  On April 30, 2010, we entered into a settlement agreement that resolved all outstanding matters with the guest in exchange for payment by us of $17.  Separately, we entered into an agreement with the Buyer whereby our liability for indirect residual costs at the plant was settled in exchange for a payment by us of $4.  Each settlement became effective and was paid in 2010.  Based on the terms of the settlements, we recognized a gain of $17 in the second quarter 2010 in the results from discontinued operations.

A summary of the income from discontinued operations related to our Integrated Nylon business is as follows:

	Nine Months Ended
	September 30,
	2011	2010
Integrated Nylon:
Operating results:
Income before income taxes	$-	$17
Income tax expense	-	-
Income from discontinued operations, net of tax	$-	$17

In the third quarter 2011, we sold our remaining 2% ownership interest in Ascend Performance Materials Holdings Inc., previously our Integrated Nylon business, for $31, resulting in a gain of $29 being recorded in other operating expense (income), net for the three and nine months ended September 30, 2011.

3.  Share-Based Compensation

Stock Options

We granted options to purchase a total of 905,617 shares of common stock to eligible employees during the nine months ended September 30, 2011 under our 2007 Management Long-Term Incentive Plan (“2007 Management Plan”).  The options granted (i) have an exercise price equal to the quoted market price of the common stock on the grant date, (ii) become exercisable in four equal installments on the first, second, third and fourth anniversaries of the grant date, subject to the employee’s continued employment and (iii) expire on the tenth anniversary of the grant date.  We did not grant any options under our 2007 Non-Employee Director Stock Compensation Plan (“2007 Director Plan”) during the nine months ended September 30, 2011.

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

The weighted average fair value of options granted during the nine months ended September 30, 2011 was determined based on the following weighted average assumptions:

September 30, 2011

Expected volatility	38.56%
Expected term (in years)	6.3
Risk-free rate	2.84%
Weighted average grant date fair value	$9.77

A summary of stock option information as of September 30, 2011 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (a)
Vested or Expected to Vest at September 30, 2011	3,163,930	$18.59	7.8	$-
Exercisable at September 30, 2011	1,826,724	$17.41	6.8	$-

(a)	Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of our common stock as of the reporting date.

During the three and nine months ended for both September 30, 2011 and 2010, we recognized $2 and $4 of compensation expense related to our stock options, respectively.  Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $10 as of September 30, 2011 which will be recognized as expense over a remaining weighted-average period of 2 years.

Restricted Stock Awards

We granted 440,180 shares of restricted stock awards with a weighted average grant date fair value of $25.16 per share to certain employees under our 2007 Management Plan during the nine months ended September 30, 2011.  Half of the 2007 Management Plan shares vest upon completion of a service condition and the remaining half of the shares vest based upon the attainment of certain performance and market conditions (“Performance Shares”). The service condition shares vest in four equal installments on the first, second, third and fourth anniversaries of the grant date and the Performance Shares vest in 2014 if attainment of the performance and market conditions is achieved.  The actual vesting of the Performance Shares could range from zero to 175 percent of the targeted number of shares depending upon actual performance.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

We granted 25,048 shares of restricted stock awards as an annual equity retainer with a weighted average grant date fair value of $24.41 per share to our non-employee directors under the 2007 Director Plan during the nine months ended September 30, 2011.  The shares vest in three equal installments, with the first installment vesting as of the date of the grant and the remaining vesting equally on the first and second anniversary of the grant date.

During the three and nine months ended for both September 30, 2011 and 2010, we recognized $4 and $11 of compensation expense, respectively, related to our restricted stock awards.  Pre-tax unrecognized compensation expense for restricted stock awards, net of estimated forfeitures, was $16 as of September 30, 2011 which will be recognized as expense over a remaining weighted average period of 2 years.

4. Goodwill and Other Intangible Assets

Goodwill

Goodwill by reportable segment is as follows:

	Advanced	Performance	Technical
	Interlayers	Films	Specialties	Total
Balance at December 31, 2010	$407	$186	$147	$740
Currency fluctuations	3	(1)	-	2
Balance at September 30, 2011	$410	$185	$147	$742

We do not have any goodwill that is deductible for tax purposes.

Identified Intangible Assets

Identified intangible assets are summarized in aggregate as follows:

	September 30, 2011				December 31, 2010
	Estimated				Estimated
	Useful	Gross		Net	Useful	Gross		Net
	Life in	Carrying	Accumulated	Carrying	Life in	Carrying	Accumulated	Carrying
	Years	Value	Amortization	Value	Years	Value	Amortization	Value
Amortizable intangible assets:
Customer relationships	13 to 27	$609	$(74)	$535	13 to 27	$606	$(56)	$550
Technology	5 to 26	226	(37)	189	5 to 26	225	(29)	196
Trade names	10 to 25	19	(2)	17	10 to 25	20	(1)	19
Patents	13	5	(2)	3	13	5	(1)	4
Other	3 to 5	6	(3)	3	3 to 5	6	(1)	5
Non-amortizable intangible assets:
Trademarks		165	-	165		164	-	164
Total identified intangible assets		$1,030	$(118)	$912		$1,026	$(88)	$938

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Amortization expense for intangible assets and its allocation to cost of goods sold and selling, general and administrative expenses in the Consolidated Statement of Operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Cost of goods sold	$3	$3	$9	$8
Selling, general and administrative expenses	7	7	21	17
Total	$10	$10	$30	$25

We expect to recognize amortization expense for intangible assets of approximately $39 for each of the years ending December 31, 2011 through 2015.

5. Detail of Certain Balance Sheet Accounts

Components of inventories are as follows:

	September 30,	December 31,
Inventories	2011	2010

Finished goods	$211	$163
Goods in process	45	36
Raw materials and supplies	100	76
Inventories	$356	$275

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

Components of property, plant and equipment are as follows:

	September 30,	December 31,
Property, Plant and Equipment	2011	2010

Land	$35	$35
Leasehold improvements	10	10
Buildings	216	214
Machinery and equipment	835	796
Construction in progress	85	54
Total property, plant and equipment	1,181	1,109
Less: Accumulated depreciation	(264)	(198)
Net Property, Plant, and Equipment	$917	$911

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Components of accrued liabilities are as follows:
	September 30,	December 31,
Accrued Liabilities	2011	2010

Wages and benefits	$41	$45
Foreign currency and interest rate derivative agreements	25	17
Restructuring reserves	4	5
Environmental remediation liabilities	29	29
Accrued income taxes payable	7	19
Accrued taxes other than income	16	27
Accrued selling expenses	15	17
Accrued interest	15	13
Other	79	63
Accrued Liabilities	$231	$235

6.  Income Taxes

Income Tax Expense

We recorded net income tax expense of $6 and $25 for the three and nine months ended September 30, 2011, respectively, and net income tax expense of $7 and $26 for the three and nine months ended September 30, 2010, respectively.  Our income tax expense is affected by changes in unrecognized tax benefits and the mix of income and losses in the tax jurisdictions in which we operate.  For the three and nine month periods ended September 30, 2011, discrete tax benefits of $5 and $9, respectively, were recognized while for the three and nine month periods ended September 30, 2010, discrete tax benefits of $4 and $10, respectively, were recognized.   Income tax expense recorded in the three and nine months ended September 30, 2011 relates only to foreign jurisdictions because we have a U.S. net operating loss deferred tax asset, against which a full valuation allowance has been provided.  For the three and nine months ended September 30, 2010, we experienced a loss from U.S. operations but no income tax benefit was recognized as a full valuation allowance has been provided against the U.S. deferred tax assets.

Unrecognized Tax Benefits

The total amount of unrecognized tax benefits, inclusive of interest and penalties, at September 30, 2011 and December 31, 2010 was $168 and $167, respectively.  Included in the balance at September 30, 2011 and December 31, 2010 were $69 and $68, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.  The increase in the amount of the unrecognized tax benefits is mainly the effect of tax positions with respect to events in the current year offset by the reevaluation of tax positions not yet settled, the closure of tax audits and currency exchange rate fluctuations.

We file income tax returns in the U.S. and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002.  With few exceptions, we are no longer subject to foreign income tax examinations by tax authorities for years before 2006.  It is reasonably possible that within the next 12 months as a result of the resolution of federal, state and foreign examinations and appeals, and the expiration of various statutes of limitation that the unrecognized tax benefits that would affect the effective tax rate will decrease by a range of zero to $24 and the unrecognized tax benefits that would not affect the effective tax rate will decrease by a range of zero to $15.

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

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

To right-size our support structure in Europe and lower our operating costs in the region, we relocated our European regional headquarters in the second quarter 2011 from a building located in Louvain-la-Neuve, Belgium (“LLN”), which we own, to a multi-tenant building in which we lease office space in Zaventem, Belgium.  Accordingly, we have initiated a process to sell the LLN building and have reclassified this asset as held for sale.  In conjunction with this reclassification, we were required to perform an impairment test of this asset group.  For purposes of testing for impairment and using all available evidence, we estimated the fair value of this asset group by weighting estimated sales proceeds and discounted cash flows that the asset group could be expected to generate through the time of an assumed sale using a Level 3 fair value measurement as defined by U.S. GAAP under the fair value hierarchy.  Our test concluded impairment existed on March 31, 2011 and, accordingly, we recorded a charge of $8 to other operating expense (income), net in the first quarter 2011 to reduce the carrying value of this asset to its estimated fair value and reclassified the asset to prepaid expenses and other current assets.  Further and in addition to the above, we initiated a reduction in support personnel in this region which resulted in charges of $4 to selling, general and administrative for the nine months ended September 30, 2011.  There were no charges related to this project during the third quarter.  A summary of the charges recorded to Unallocated and Other related to this restructuring action for the nine months ended September 30, 2011 are as follows:

		Impairment of
	Employment	Long-Lived
	Reductions	Assets	Total
Nine Months Ended and cumulative through September 30, 2011:
Selling, general and administrative expenses	$4	$-	$4
Other operating expense (income), net	-	8	8
Total	$4	$8	$12

A summary of all activity on the restructuring liability during the nine months ended September 30, 2011 is as follows:

	Contract		Impairment of
	Termination	Employment	Long-Lived
	Payments	Reductions	Assets	Total
Balance at December 31, 2010	$2	$5	$-	$7
Charges taken	-	4	8	12
Amounts utilized	-	(6)	-	(6)
Non-cash reductions	-	-	(8)	(8)
Currency fluctuations	-	1	-	1
Balance at September 30, 2011	$2	$4	$-	$6

We expect $4 of restructuring liabilities as of September 30, 2011 to be utilized within the next twelve months.

8.  Commitments and Contingencies

Litigation

We are a party to legal proceedings, which have arisen in the ordinary course of business and involve claims for monetary damages.  As of September 30, 2011 and December 31, 2010, we had accrued approximately $2 and $3, respectively, for legal costs to defend ourselves in legal matters.

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

Environmental Liabilities

In the ordinary course of business, we are subject to numerous environmental laws and regulations covering compliance matters or imposing liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances.  We have incurred, and we may in the future incur, liabilities to investigate and clean up waste or contamination at our current facilities, properties adjacent to our current facilities or facilities operated by third parties at where we may have disposed of waste or other materials.  Under some circumstances, the scope of our liability may extend to damages to natural resources for which we have accrued $2 as of September 30, 2011 and December 31, 2010, which is exclusive of the balances noted below.  In almost all cases, our potential liability arising from historical contamination is based on operations and other events occurring at our facilities or as a result of their operation prior to the Solutia Spinoff.

Further, under terms of the Monsanto Settlement Agreement, we have agreed to share responsibility with Monsanto for the environmental remediation at certain locations outside our plant boundaries in Anniston, Alabama and Sauget, Illinois which were also incurred prior to the Solutia Spinoff (the “Shared Sites”).  Under this cost-sharing arrangement, we are responsible for the funding of environmental liabilities at the Shared Sites from February 28, 2008 (the “Effective Date”) up to a total of $325.  Thereafter, if needed, we and Monsanto will share responsibility equally.  From the Effective Date through September 30, 2011, we have made cash payments of $33 toward remediation of the Shared Sites and have accrued an additional $161 to be paid over the life of the Shared Sites remediation activity.

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

Total
Balance at December 31, 2010	$273
Net charges taken	4
Amounts utilized	(19)
Currency fluctuations	1
Balance at September 30, 2011	$259

	September 30, 2011	December 31, 2010
Environmental Remediation Liabilities, current	$29	$29
Environmental Remediation Liabilities, long-term	230	244
Total	$259	$273

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

Anniston, Alabama.  On Aug. 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Revised Partial Consent Decree, pursuant to which Pharmacia and Solutia are obligated to perform, among other things, residential cleanup work and a remedial investigation/feasibility study (“RI/FS”) as a result of PCB contamination from our Anniston plant, which occurred prior to the Solutia Spinoff.  The residential cleanup of available properties was completed in 2010.  Furthermore, in 2010 the Anniston Plant Site RI/FS was completed and approved.  On September 29, 2011 the United States Environmental Protection Agency (“USEPA”) issued its interim Record of Decision (“ROD”) setting out the required remedies associated with the plant, which were mainly as the Company proposed in the FS.  Upon negotiation of a Consent Decree with USEPA, Solutia will implement this interim ROD over the next few years and a final ROD will be issued some time after the interim ROD is completed.  The RI/FS for the non-residential properties and the creeks/floodplain are ongoing but it is probable that some level of remediation and/or sediment removal will be required in the future.  We have accrued for this liability based upon our understanding of the level and extent of contamination in these areas, the remedial effort likely to be required by various governmental organizations and estimated costs associated with similar remediation projects.  We may recover some of our investigation and remediation costs from parties, against whom we filed a cost recovery action in July 2003 but because the eventual outcome of these proceedings is uncertain, our environmental liability at September 30, 2011 does not incorporate this potential reimbursement.  State and Federal Natural Resource Damage Trustees have asserted a claim for potential natural resource damage and advised us that they are preparing to undertake an assessment as to the nature and extent of such damages.  These Trustees have requested we consider entering into a cooperative agreement to perform a damage assessment and discussions on potential settlement of the Trustees claims are ongoing.  As of September 30, 2011, we have accrued $107 for all environmental remediation projects in the Anniston, Alabama area which represents our best estimate of the ultimate liability.  Timing of the remediation will not be established until we complete the remaining RI/FS work, a ROD covering the off-plant areas is issued by the United States Environmental Protection Agency (“USEPA”), and a consent decree for each of these RODS is negotiated and entered by the court to cover the selected remediation, which will take several years.

Sauget, Illinois.  A number of industries, including our W.G. Krummrich Plant, have operated and disposed of wastes in Sauget, Illinois.  Areas of contamination from these industrial operations, which for our W.G. Krummrich Plant occurred prior to the Solutia Spinoff, have been classified as part of either the Sauget Area 1 Sites or the Sauget Area 2 Sites.  We conducted a RI/FS for the Sauget Area 1 Sites under an Administrative Order on Consent issued on January 21, 1999.  Although an extensive removal action for one of the Sauget Area 1 Sites was conducted under a Unilateral Administrative Order issued on May 31, 2000, the cost and timing of any additional required remedial actions will be established only after a ROD is issued by the USEPA, and a consent decree is negotiated and entered by the court to cover the selected remediation.  We have an agreement with two other potentially responsible parties (“PRPs”) to enter into an allocation proceeding upon issuance of the ROD to resolve our respective shares of the liability for the Sauget Area 1 Sites.  With respect to the Sauget Area 2 Sites, we, in coordination with 19 other PRPs, are also required to conduct a RI/FS for the Sauget Area 2 Sites under an Administrative Order on Consent issued effective November 24, 2000.  We submitted the revised RI/FS report with these PRPs based on interim allocations and have agreed, upon issuance of the ROD, to participate in an allocation proceeding to fully resolve each PRP’s share of the liability for the investigation and remediation costs.  For each of the Sauget Area 1 and 2 Sites, we anticipate the USEPA and Illinois Environmental Protection Agency (“IEPA”) to issue a ROD with final action for the landfill/impoundment covers within the next two years.   However, although an interim groundwater remedy has been installed pursuant to a Unilateral Administrative Order issued on October 3, 2002, it is uncertain when the USEPA and IEPA will issue a final remedy for the groundwater operable unit.  Our ultimate exposure at these sites will depend on the final remedial actions to be taken and on the level of contribution from other PRPs.  In addition, several PRPs, including Solutia and Pharmacia, received in June 2009 from the U.S. Department of the Interior, on behalf of various federal and state natural resource trustees, a notice of intent to perform and an invitation to cooperate in a natural resource damage assessment for the Sauget Industrial Corridor.  Our best estimate of the ultimate cost of all remedial measures that will be required at the Sauget, Illinois area sites is $68 which we have accrued as of September 30, 2011.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

W. G. Krummrich Site.  We entered into a Consent Order under the U.S. Resource Conservation and Recovery Act of 1976, as amended, effective May 3, 2000, to investigate and remediate soil and groundwater contamination from our manufacturing operations at the W.G. Krummrich Plant, which occurred prior to the Solutia Spinoff.  We conducted an extensive corrective measures study and a Final Decision was issued by the USEPA in February 2008 setting out the required corrective measures to be completed.  Due to the complexity of the contamination issues at this site, certain of the corrective measures will be performed in phases.  Required pilot testing has been completed and the design/implementation of full scale remediation systems has commenced with operation of these systems expected until at least 2015. Our best estimate of the remaining cost to perform all corrective measures that will be required at the W.G. Krummrich Site is $22, which we have accrued as of September 30, 2011.

We also have accruals for remedial obligations at several of our current or former manufacturing sites which we have owned or operated since the Solutia Spinoff.  Our best estimate of the ultimate cost of all corrective measures that will be required at these sites is $62 which we have accrued as of September 30, 2011.

9.  Debt Obligations

In the first quarter of 2010, we issued $300 of senior unsecured notes at 99.5 percent of par bearing interest at 7.875 percent (“7.875% Notes”), which resulted in net proceeds of $292 after deducting underwriting fees and discounts.  The 7.875% Notes require semi-annual interest payments and are due in 2020.

Also in the first quarter of 2010, we extinguished our previous term loan and revolving credit facility, replacing them with a senior secured credit facility (“Credit Facility”) which consisted of an $850 term loan maturing in March 2017 (“2017 Term Loan”) and a $300 revolving credit facility maturing in 2015 (“2015 Revolver”).  Early extinguishment of our previous term loan and revolving credit facility resulted in the write-off of deferred debt issuance costs associated with this debt in the amount of $80 along with the expense of a $9 prepayment penalty.  These amounts were recorded in loss on debt extinguishment or modification for the nine months ended September 30, 2010.

In the first quarter of 2011, we amended the 2017 Term Loan which resulted in the maturity being extended to August 2017, a reduction in the interest rate of 100 basis points, greater strategic flexibility and the replacement of previous financial covenants with a single senior secured leverage ratio.  In connection with the amendment, we incurred $2 of fees which were recorded in loss on debt extinguishment or modification in the nine months ended September 30, 2011.  After the amendment, the principal amount was $700, which bears interest at one month LIBOR plus 2.75 percent with a 0.75 percent LIBOR floor.  We are required to pay 1 percent of principal annually via quarterly payments.  The 2015 Revolver bears interest, at our option, at LIBOR plus 3.25 percent, with no LIBOR floor, or at the prime rate plus 2.25 percent.  LIBOR-based interest for the 2017 Term Loan is payable each month while interest on the 2015 Revolver is payable on the last day of each relevant interest period (defined as one month, two, three or six months or other periods available to all lenders) and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period.  Prime-based interest for the 2015 Revolver is payable quarterly in arrears.  CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Overseas, Inc. and future subsidiaries, as defined by the Credit Facility, subject to certain exceptions (the “Credit Facility Guarantors”), are guarantors of our obligations under the Credit Facility.  The Credit Facility and the related guarantees are secured by liens on substantially all of our and the Credit Facility Guarantors’ present and future assets.

Also outstanding at September 30, 2011 and December 31, 2010 were senior unsecured notes, originally issued at par in exchange for $400, bearing interest at 8.75 percent (“8.75% Notes”), which require semi-annual interest payments and are due in 2017.

In the nine months ended September 30, 2011, we made $102 of principal payments on our 2017 Term Loan and $25 million in combined open market repurchases on our 7.875% Notes and 8.75% Notes.  In conjunction with these open market repurchases, we paid a premium of $2, which was recorded in loss on debt extinguishment or modification for the three and nine months ended September 30, 2011.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

We had no short-term borrowings at September 30, 2011 and December 31, 2010.  Components of long-term debt are as follows:

	September 30, 2011	December 31, 2010
2017 Term Loan	$666	$768
8.75% Notes	389	400
7.875% Notes	286	300
Total principal amount	1,341	1,468
Less: Unamortized debt discount	(4)	(5)
Total	$1,337	$1,463

The weighted average interest rate on our total debt outstanding was 6 percent and 6.4 percent at September 30, 2011 and December 31, 2010, respectively.

The Credit Facility, the 7.875% Notes and the 8.75% Notes include a number of customary covenants and events of default that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends; repurchase stock; sell certain assets or merge with or into other companies; enter into new lines of business and prepay, redeem or exchange our debt.  The Credit Facility also includes the maintenance of a maximum senior secured indebtedness financial covenant as defined by the Credit Facility.  We were in compliance with all applicable covenants as of September 30, 2011.

Our current subsidiaries CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Overseas, Inc., S E Investment LLC and future subsidiaries as defined by the notes, subject to certain exceptions, are guarantors (“Note Guarantors”) of the 7.875% Notes and the 8.75% Notes as of September 30, 2011.

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

Interest Rate Risk

We occasionally enter into interest rate swap and cap agreements to manage interest rate exposures.  In 2008, we entered into interest rate swap agreements with a total notional amount of $800 (“2008 Swaps”) in order to secure a fixed interest rate on a portion of our then existing floating interest rate term debt.  The 2008 Swaps have declining total notional amounts of $800 to $150 which are operational from the second quarter of 2010 through the first quarter of 2014.  Through the first quarter 2009, we designated the 2008 Swaps as cash flow hedges and any changes in fair value were recorded to accumulated other comprehensive loss, a component of equity.  Thereafter, we discontinued hedge accounting on the 2008 Swaps because these derivatives were no longer expected to be effective and all subsequent changes in fair value are recognized as interest expense in the Consolidated Statement of Operations.  To neutralize the impact to earnings on these changes in fair value, and after assessing existing interest rate market conditions, in the third quarter of 2010, we entered into interest rate swap agreements that offset the 2008 Swaps (“Offsetting Swaps”).   The Offsetting Swaps are operational beginning in the third quarter of 2010 with total notional amounts, operational dates and other terms that effectively mirror the 2008 Swaps.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Also in the third quarter of 2010, we entered into interest rate swap agreements with a total notional amount of $600 (“2010 Swaps”) that were operational beginning in the third quarter of 2010 in order to secure a fixed interest rate on a portion of the floating interest rate term debt associated with the 2017 Term Loan.  The total notional amount of the 2010 Swaps declines to $200 through the fourth quarter of 2015.  The 2010 Swaps were designated as cash flow hedges and therefore any changes in fair value were recorded to accumulated other comprehensive loss.  In the first quarter 2011, we terminated the 2010 Swaps in conjunction with the debt modification discussed in Note 9 – Debt Obligations and purchased interest rate cap agreements to protect cash flows on a portion of the variable rate term loan against adverse interest rate changes (“2011 Caps”).

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

Foreign Currency Exchange Rate Risk

We use foreign currency derivative instruments to manage the volatility associated with foreign currency changes in assets and liabilities created in the normal course of business and to protect against exposure related to intercompany financing transactions.  These risks are hedged primarily through the use of forward contracts and purchased options with maturities of less than 18 months.  We have chosen not to designate these instruments as hedges to allow the changes in the fair value of these instruments to largely offset the remeasurement of the underlying assets and liabilities in the Consolidated Statement of Operations.  We had currency forward contracts not designated as hedges to purchase and sell $163 and $104 of currencies comprised principally of the Euro, U.S. Dollar and Malaysian Ringgit as of September 30, 2011 and December 31, 2010, respectively.

We also use foreign currency derivative instruments to manage the volatility associated with cash flows related to sales or purchases denominated in foreign currencies.  These risks are hedged primarily through the use of forward contracts with maturities of less than 18 months. These forward contracts have been designated as cash flow hedges and therefore any changes in fair value are recorded as a component of accumulated other comprehensive loss and reclassified into earnings in the periods during which the hedged transaction affects earnings.  We had currency forward contracts designated as hedges to purchase and sell $50 of currencies comprised principally of the Euro and Brazilian Real as of September 30, 2011 while none were outstanding as of December 31, 2010.  The fair value of these contracts was zero as of September 30, 2011.

Commodity Price Risk

We periodically enter into a limited number of commodity forward contracts in order to reduce cash flow exposure to changes in the price of certain raw materials and energy resources.  At September 30, 2011 and December 31, 2010, we had no such contracts outstanding requiring fair value treatment.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Our derivatives recorded at their respective fair values at September 30, 2011 and December 31, 2010 in the Consolidated Statement of Financial Position are summarized as follows:

	September 30, 2011
	Asset Derivatives		Liability Derivatives
	Consolidated Statement of Financial Position Presentation	Fair Value	Consolidated Statement of Financial Position Presentation	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$-	Accrued Liabilities	$4
	Other Assets	-	Other Liabilities	6
Total Interest rate contracts		$-		$10

Derivative not designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$2	Accrued Liabilities	$13
	Other Assets	7	Other Liabilities	14
Total Interest rate contracts		9		27
Foreign exchange contracts	Miscellaneous Receivables	1	Accrued Liabilities	8
Total Derivatives		$10		$45

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Consolidated Statement of Financial Position Presentation	Fair Value	Consolidated Statement of Financial Position Presentation	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$-	Accrued Liabilities	$3
	Other Assets	6	Other Liabilities	-
Total Interest rate contracts		$6		$3

Derivative not designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$-	Accrued Liabilities	$13
	Other Assets	5	Other Liabilities	20
Total Interest rate contracts		5		33
Foreign exchange contracts	Miscellaneous Receivables	1	Accrued Liabilities	1
Total Derivatives		$12		$37

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

A summary of the effect of our derivative instruments for the three and nine months ended September 30, 2011 and 2010 on the Consolidated Statement of Operations and Consolidated Statement of Financial Position is as follows:

	Change in Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Loss		Amount of Gain (Loss) Recognized in Income		Consolidated Statement of Operations Presentation
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Derivatives designated as hedging instruments:
Interest rate contracts	$(6)	$(4)	$-	$-	Interest expense

Derivatives not designated as hedging instruments:
Interest rate contracts	$-	$-	$(2)	$(5)	Interest expense (a)
Foreign exchange contracts	-	-	(7)	3	Other income (loss), net
Total Derivatives not designated as hedging instruments	$-	$-	$(9)	$(2)
Total Derivatives	$(6)	$(4)	$(9)	$(2)

(a)	We reclassified $2 of losses from accumulated other comprehensive loss to interest expense during each of the three months ended September 30, 2011 and 2010 related to the 2008 and 2010 Swaps.

	Change in Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Loss		Amount of Gain (Loss) Recognized in Income		Consolidated Statement of Operations Presentation
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Derivatives designated as hedging instruments:
Interest rate contracts	$(12)	$(4)	$-	$-	Interest expense

Derivatives not designated as hedging instruments:
Interest rate contracts	$-	$-	$(6)	$(21)	Interest expense (a)
Foreign exchange contracts	-	-	(5)	7	Other income (loss), net
Total Derivatives not designated as hedging instruments	$-	$-	$(11)	$(14)
Total Derivatives	$(12)	$(4)	$(11)	$(14)

(a)
We reclassified $6 and $4 of losses from accumulated other comprehensive loss to interest expense during the nine months ended September 30, 2011 and 2010, respectively, related to the 2008 and 2010 Swaps.

As of September 30, 2011, deferred losses of $8 related to our interest rate derivatives are expected to be reclassified into earnings as interest expense over the next twelve months.

11.  Fair Value of Financial Instruments

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

	Fair Value Measurements at September 30, 2011
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash Equivalents (a)	$70	$70	$-	$-
Derivatives – Foreign Exchange (b)	1	-	1	-
Derivatives – Interest Rates (c)	9	-	9	-
Total	$80	$70	$10	$-

Liabilities:
Derivatives – Foreign Exchange (b)	$8	$-	$8	$-
Derivatives – Interest Rates (c)	37	-	37	-
Total	$45	$-	$45	$-

	Fair Value Measurements at December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash Equivalents (a)	$60	$60	$-	$-
Derivatives – Foreign Exchange (b)	1	-	1	-
Derivatives – Interest Rates (c)	11	-	11	-
Total	$72	$60	$12	$-

Liabilities:
Derivatives – Foreign Exchange (b)	$1	$-	$1	$-
Derivatives – Interest Rates (c)	36	-	36	-
Total	$37	$-	$37	$-

(a)	Includes cash invested in money market funds.
(b)	Includes foreign currency forward and options contracts which are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.
(c)	Includes interest rate cap and swap agreements which are valued using counterparty quotes, which use discounted cash flows and the then-applicable forward interest rates.

The recorded amounts of cash, trade receivables and accounts payable approximate their fair values at both September 30, 2011 and December 31, 2010, due to the short maturity of these instruments.  The estimated fair value of our long-term debt at September 30, 2011 is $1,366 compared to the recorded amount of $1,337.  The estimated fair value of our long-term debt at December 31, 2010 was $1,530 compared to the recorded amount of $1,463.  The fair values are estimated by various banks based upon trading levels on the date of measurement.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

12.  Pension Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

For the three and nine months ended September 30, 2011 and 2010, our pension and healthcare and other benefit costs for continuing operations are as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service costs for benefits earned	$-	$1	$2	$2
Interest costs on benefit obligation	13	15	37	38
Assumed return on plan assets	(13)	(15)	(39)	(40)
Amortization of actuarial net loss	3	3	9	8
Settlement Charges	-	-	1	1
Total	$3	$4	$10	$9

	Healthcare and Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service costs for benefits earned	$-	$-	$2	$2
Interest costs on benefit obligation	2	2	6	7
Assumed return on plan assets	(2)	(1)	(5)	(4)
Amortization of actuarial net gain	(2)	(3)	(6)	(6)
Total	$(2)	$(2)	$(3)	$(1)

Settlements

For the nine months ended September 30, 2011 and 2010 we recorded a settlement charge of $1 for each period, resulting from the significant amount of lump sum distributions in Belgium associated with a reduction of personnel prior to September 30, 2011 and 2010.  These reductions were driven by restructuring activities.

Employer Contributions

 According to the applicable funding rules, we are required to contribute $47 to our pension plans, collectively, in 2011.  For the nine months ended September 30, 2011, we contributed $37.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

13.  Accumulated Other Comprehensive Loss

The following table presents the balances of related after-tax components of accumulated other comprehensive loss.
	Accumulated Currency Adjustments	Postretirement Adjustments	Hedging Activity Adjustments	Accumulated Other Comprehensive Loss
Beginning Balance - January 1, 2010	$(56)	$(160)	$(21)	$(237)
Currency translation adjustments	3	-	-	3
Pension settlement charge	-	1	-	1
Amortization of net actuarial loss	-	2	-	2
Unrealized loss on derivative instruments	-	-	(4)	(4)
Realized loss on derivative instruments	-	-	4	4
Ending Balance - September 30, 2010	$(53)	$(157)	$(21)	$(231)

Beginning Balance - January 1, 2011	$(66)	$(117)	$(11)	$(194)
Currency translation adjustments	2	-	-	2
Pension settlement charge	-	1	-	1
Amortization of net actuarial loss	-	4	-	4
Unrealized loss on derivative instruments	-	-	(12)	(12)
Realized loss on derivative instruments	-	-	6	6
Ending Balance - September 30, 2011	$(64)	$(112)	$(17)	$(193)

14. Segment Data

 We are a global manufacturer and marketer of a variety of high-performance chemical-based materials that are used across automotive, construction, industrial and consumer applications.  Our operations are reported in three reportable segments consisting of Advanced Interlayers, Performance Films and Technical Specialties. These reportable segments are organized based upon a combination of the products and services offered and the end markets that are served.

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

Reportable Segment		Products
Advanced Interlayers	●	SAFLEX® plastic interlayer
	●	VISTASOLAR® ethyl vinyl acetate encapsulants
	●	Specialty intermediate polyvinyl butyral resin and plasticizer

Performance Films	●	LLUMAR®, VISTA®, GILA®, V-KOOL®, HUPER OPTIK®, and FORMULAONE® professional and retail window films
	●	FLEXVUE™ precision coated films and other enhanced polymer films for industrial customers

Technical Specialties	●	CRYSTEX® insoluable sulfur
	●	SANTOFLEX® antidegradants
	●	THERMINOL® heat transfer fluids
	●	SKYDROL® aviation hydraulic fluids

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010

	Net	Profit	Net	Profit	Net	Profit	Net	Profit
	Sales	(Loss)	Sales	(Loss)	Sales	(Loss)	Sales	(Loss)
Reportable Segment
Advanced Interlayers	$227	$47	$212	$48	$672	$148	$606	$139
Performance Films	74	10	73	13	236	48	198	40
Technical Specialties	218	75	224	80	663	255	647	237
Reportable Segment Totals	519	132	509	141	1,571	451	1,451	416
Unallocated and Other	-	6	2	(24)	-	(42)	10	(64)
Total	519	138	511	117	1,571	409	1,461	352

Reconciliation to Consolidated Totals:
Depreciation and amortization		(31)		(29)		(94)		(84)
Interest expense		(24)		(35)		(78)		(109)
Loss on debt extinguishment or modification		(2)		-		(4)		(89)
Net income attributable to noncontrolling interest		1		2		4		3
Consolidated Totals:
Net Sales	$519		$511		$1,571		$1,461
Income from Continuing Operations Before Income Taxes		$82		$55		$237		$73

15.  Earnings (Loss) Per Share

The following table presents the net income (loss) used in basic and diluted earnings (loss) per share and reconciles weighted average number of shares used in the calculations of basic and diluted earnings (loss) per share.

(Shares in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Consolidated Statement of Operations:
Income from continuing operations	$76	$48	$212	$47
Less: Net Income attributable to noncontrolling interest	1	2	4	3
Income from continuing operations attributable to Solutia	75	46	208	44
Income (Loss) from discontinued operations, net of tax	-	2	-	(13)
Net Income attributable to Solutia	$75	$48	$208	$31

Weighted average number of shares outstanding used for basic earnings (loss) per share	120.1	119.1	119.7	118.8
Non-vested restricted shares	1.0	0.9	1.2	1.0
Stock options	0.2	-	0.4	-
Weighted average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share
	121.3	120.0	121.3	119.8

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

During the three and nine months ended September 30, 2011 and 2010, the following shares were not included in the computation of earnings (loss) per share since the result would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2011	2010	2011	2010
Non-vested restricted shares	0.2	0.3	0.1	0.2
Stock options	1.5	2.8	1.4	2.4
Warrants (a)	4.5	4.5	4.5	4.5

(a)
On February 28, 2008, the date we emerged from bankruptcy, we issued warrants to purchase an aggregate of 4.5 shares to certain of the holders of our stock based on such holder's pre-petition stock ownership.  These warrants have an exercise price of $29.70 and expire on February 27, 2013.

16.  Subsequent Events

On October 6, 2011, Solutia entered into a definitive agreement and plan of merger (the “Agreement”) to acquire Southwall Technologies Inc. (“Southwall”) for approximately $113 million or $13.60 per share, without interest. Southwall is a leading innovator of energy-saving films and glass products for the automotive and architectural markets.  The Southwall acquisition will enable us to combine Southwall’s state-of-the-art manufacturing facilities, proprietary technologies and innovative products with Solutia’s global capabilities and diverse market scope.

On October 25, 2011, in accordance with the terms of the Agreement, Solutia commenced a tender offer to purchase all the outstanding shares of Southwall's common stock (the “Shares”) for $13.60 net per share in cash, without interest (the “Offer”).  Completion of the Offer is subject to customary terms and conditions, including, among other things (i) it having been validly tendered in accordance with the terms of the Offer and not properly withdrawn, at least a majority of the sum of (a) the number of Shares issued and outstanding plus (b) all Shares that the Company may be required to issue on or prior to Closing (as defined in the Agreement) as a result of the vesting, conversion or exercise of Southwall options and other derivative securities, including warrants, options (other than the Top-Up Option (as defined in the Agreement)) convertible or exchangeable securities or other rights to acquire Shares (including any shares of Preferred Stock remaining outstanding) and (ii) the required approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any other comparable applicable foreign antitrust laws, shall have been obtained, waived or made, as applicable, and the respective waiting periods required in connection with such laws shall have expired or been terminated.  If the Offer is successfully completed, then following receipt of approval of Southwall’s stockholders, if required, we expect to consummate a merger that would result in all Southwall Shares remaining outstanding immediately prior to the merger being cancelled and converted into the right to receive $13.60 net per Share in cash, without interest.  The tender offer is expected to be completed in the fourth quarter of 2011.

17. Condensed Consolidating Financial Statements

In accordance with SEC regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” we are providing condensed consolidating financial statements as the 8.75% Notes and 7.875% Notes are fully and unconditionally guaranteed on a joint and several basis.

The following consolidating financial statements present, in separate columns, financial information for:  (i) Solutia, on a parent-only basis, carrying its investment in subsidiaries under the equity method; (ii) Note Guarantors on a combined basis (“Guarantors”), carrying investments in subsidiaries which do not guarantee the debt (the “Non-Guarantors”) under the equity method; (iii) Non-Guarantors on a combined basis; (iv) eliminating entries and (v) consolidated totals as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010.  The eliminating entries primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2011

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Net Sales	$145	$102	$494	$(222)	$519
Cost of goods sold	125	69	408	(232)	370
Gross Profit	20	33	86	10	149

Selling, general and administrative expenses	26	13	26	-	65
Research and development expenses and other operating expense (income), net	(27)	3	-	-	(24)

Operating Income	21	17	60	10	108

Equity earnings from affiliates	65	45	-	(110)	-
Interest expense	(28)	-	(54)	58	(24)
Other income, net	21	8	46	(75)	-
Loss on debt extinguishment or modification	(2)	-	-	-	(2)

Income from Continuing Operations Before Income Tax Expense	77	70	52	(117)	82
Income tax expense	2	1	4	(1)	6
Net Income	75	69	48	(116)	76
Net Income attributable to noncontrolling interest	-	-	1	-	1
Net Income attributable to Solutia	$75	$69	$47	$(116)	$75

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2010

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Net Sales	$122	$108	$447	$(166)	$511
Cost of goods sold	107	71	346	(171)	353
Gross Profit	15	37	101	5	158

Selling, general and administrative expenses	19	14	29	-	62
Research and development expenses and other operating expense (income), net	3	1	4	-	8

Operating Income (Loss)	(7)	22	68	5	88

Equity earnings from affiliates	73	39	-	(112)	-
Interest expense	(35)	(1)	(43)	44	(35)
Other income, net	17	15	21	(51)	2

Income from Continuing Operations Before Income Tax Expense	48	75	46	(114)	55
Income tax expense	-	-	7	-	7
Income from Continuing Operations	48	75	39	(114)	48
Income (Loss) from discontinued operations, net of tax	-	-	2	-	2
Net Income	48	75	41	(114)	50
Net Income attributable to noncontrolling interest	-	-	2	-	2
Net Income attributable to Solutia	$48	$75	$39	$(114)	$48

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2011

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Net Sales	$417	$329	$1,445	$(620)	$1,571
Cost of goods sold	351	215	1,172	(648)	1,090
Gross Profit	66	114	273	28	481

Selling, general and administrative expenses	76	38	73	-	187
Research and development expenses and other operating expense (income), net	(24)	4	(6)	-	(26)

Operating Income	14	72	206	28	320

Equity earnings from affiliates	232	129	-	(361)	-
Interest expense	(88)	(1)	(155)	166	(78)
Other income (loss), net	56	37	105	(199)	(1)
Loss on debt extinguishment or modification	(4)	-	-	-	(4)

Income from Continuing Operations Before Income Tax Expense	210	237	156	(366)	237
Income tax expense	2	1	22	-	25
Net Income	208	236	134	(366)	212
Net Income attributable to noncontrolling interest	-	-	4	-	4
Net Income attributable to Solutia	$208	$236	$130	$(366)	$208

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2010

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Net Sales	$357	$322	$1,308	$(526)	$1,461
Cost of goods sold	310	206	1,017	(537)	996
Gross Profit	47	116	291	11	465

Selling, general and administrative expenses	75	42	77	-	194
Research and development expenses and other operating expense, net	8	3	4	-	15

Operating Income (Loss)	(36)	71	210	11	256

Equity earnings from affiliates	209	106	-	(315)	-
Interest expense	(109)	(1)	(114)	115	(109)
Other income, net	38	38	76	(137)	15
Loss on debt extinguishment	(88)	-	(1)	-	(89)

Income from Continuing Operations Before Income Tax Expense	14	214	171	(326)	73
Income tax expense	-	-	30	(4)	26
Income from Continuing Operations	14	214	141	(322)	47
Income (Loss) from discontinued operations, net of tax	17	-	(30)	-	(13)
Net Income	31	214	111	(322)	34
Net Income attributable to noncontrolling interest	-	-	3	-	3
Net Income attributable to Solutia	$31	$214	$108	$(322)	$31

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Balance Sheet
September 30, 2011

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia
ASSETS
Current Assets:
Cash and cash equivalents	$120	$3	$47	$-	$170
Trade receivables, net	33	43	164	-	240
Intercompany receivables	69	610	512	(1,191)	-
Miscellaneous receivables	13	1	57	-	71
Inventories	79	60	260	(43)	356
Prepaid expenses and other current assets	5	1	16	10	32
Current assets of discontinued operations	-	-	1	-	1
Total Current Assets	319	718	1,057	(1,224)	870
Net Property, Plant and Equipment	179	145	593	-	917
Investments in Affiliates	2,500	711	1,237	(4,448)	-
Goodwill	149	192	401	-	742
Net Identified Intangible Assets	182	299	431	-	912
Intercompany Advances	441	515	1,982	(2,938)	-
Other Assets	63	2	69	-	134
Total Assets	$3,833	$2,582	$5,770	$(8,610)	$3,575

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$52	$23	$118	$-	$193
Intercompany payables	699	16	476	(1,191)	-
Accrued liabilities	107	11	113	-	231
Intercompany short-term debt	84	-	538	(622)	-
Current liabilities of discontinued operations	-	-	5	-	5
Total Current Liabilities	942	50	1,250	(1,813)	429
Long-Term Debt	1,337	-	-	-	1,337
Intercompany Long-Term Debt	132	24	2,160	(2,316)	-
Postretirement Liabilities	190	2	78	-	270
Environmental Remediation Liabilities	214	3	13	-	230
Deferred Tax Liabilities	19	11	196	-	226
Non-Current Liabilities of Discontinued Operations	-	-	22	-	22
Other Liabilities	46	6	49	-	101

Equity:
Common stock	1	-	-	-	1
Additional contributed capital	1,653	2,486	1,995	(4,481)	1,653
Treasury stock	(13)	-	-	-	(13)
Accumulated other comprehensive loss	(193)	-	-	-	(193)
Accumulated deficit	(495)	-	-	-	(495)
Total Shareholders' Equity attributable to Solutia	953	2,486	1,995	(4,481)	953
Equity attributable to noncontrolling interest	-	-	7	-	7
Total Equity	953	2,486	2,002	(4,481)	960
Total Liabilities and Equity	$3,833	$2,582	$5,770	$(8,610)	$3,575

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

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2011

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Cash Provided by (Used in) Operations	$(71)	$103	$102	$-	$134

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(14)	(7)	(49)	-	(70)
Acquisition related payments, net of cash acquired	-	-	(9)	-	(9)
Asset disposals and investment sales	32	3	26	-	61
Other	-	-	1	-	1
Cash Provided by (Used in) Investing Activities	18	(4)	(31)	-	(17)

FINANCING ACTIVITIES:
Payment of long-term debt obligations	(127)	-	-	-	(127)
Purchase of treasury shares	(7)	-	-	-	(7)
Dividends attributable to noncontrolling interest	-	-	(4)	-	(4)
Other, net	-	-	(2)	-	(2)
Changes in investments and advances from (to) affiliates	209	(103)	(106)	-	-
Cash Provided by (Used in) Financing Activities	75	(103)	(112)	-	(140)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	2	-	2

Increase (Decrease) in Cash and Cash Equivalents	22	(4)	(39)	-	(21)

CASH AND CASH EQUIVALENTS:
Beginning of year	98	7	86	-	191
End of year	$120	$3	$47	$-	$170

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2010

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Cash Provided by (Used in) Operations	$(82)	$124	$143	$-	$185

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(5)	(4)	(19)	-	(28)
Acquisition related payments, net of cash acquired	-	(1)	(370)	-	(371)
Asset disposals	(3)	-	3	-	-
Cash Used in Investing Activities	(8)	(5)	(386)	-	(399)

FINANCING ACTIVITIES:
Proceeds from long-term debt obligations	1,144	-	-	-	1,144
Payment of long-term debt obligations	(908)	-	-	-	(908)
Payment of short-term debt obligations	-	-	(16)	-	(16)
Debt issuance costs	(27)	-	-	-	(27)
Purchase of treasury shares	(4)	-	-	-	(4)
Dividends attributable to noncontrolling interest	-	-	(4)	-	(4)
Other, net	(9)	-	-	-	(9)
Changes in investments and advances from (to) affiliates	(85)	(115)	200	-	-
Cash Provided by (Used in) Financing Activities	111	(115)	180	-	176

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	(24)	-	(24)

Decrease in Cash and Cash Equivalents	21	4	(87)	-	(62)

CASH AND CASH EQUIVALENTS:
Beginning of period	104	1	138	-	243
End of period	$125	$5	$51	$-	$181

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

Consolidated Results of Operations - Third Quarter 2011 Compared to Third Quarter 2010
	Three Months Ended
	September 30,		Increase	% Increase
(dollars in millions, except per share amounts)	2011	2010	(Decrease)	(Decrease)
Net Sales	$519	$511	$8	2%
Net Income attributable to Solutia	$75	$48	$27	56%

Adjusted EBITDA (a)	$121	$130	$(9)	(7)%
Adjusted EPS (a)	$0.45	$0.42	$0.03	7%

(a)	Non-GAAP financial measure. See below for discussion and a reconciliation to GAAP measures

In the third quarter 2011, we reported net sales of $519 million, a 2 percent increase as compared to $511 million reported in the third quarter 2010.  The increase was driven by higher selling prices of $18 million or 4 percent and favorable currency exchange rate fluctuations of $23 million or 4 percent, partially offset by the impact of divestitures of $16 million or 3 percent and lower sales volumes of $17 million or 3 percent.   Net income attributable to Solutia of $75 million for third quarter 2011 represents an improvement of $27 million as compared to net income of $48 million reported in the same period in 2010.  Significantly impacting our results are net gains of $20 million and net charges of $4 million for the three months ended September 30, 2011 and 2010, respectively, which are more fully discussed within the Summary of Events Affecting Comparability section, along with income from discontinued operations of $2 million for the three months ended September 30, 2010.  After consideration of these items, net income improved by $5 million on lower Adjusted EBITDA of $9 million, as further discussed below, and higher depreciation and amortization, which were more than offset by lower stock compensation, interest, and income tax expenses.

Adjusted EBITDA for the third quarter of 2011 was $121 million as compared to $130 million for the same period in 2010, which represents a $9 million or a 7 percent decrease.  The decrease in Adjusted EBITDA was driven by higher raw materials of $29 million and the divestiture of certain other rubber chemical businesses of $3 million as partially offset by higher sales revenue, as discussed above, which generated $13 million of incremental Adjusted EBITDA, and $10 million of lower operating expenses.  Lower operating expenses were predominantly driven by better raw material and utility yields and lower expenses associated with our annual incentive plan.

Adjusted Earnings Per Share for the third quarter of 2011 was $0.45 as compared to $0.42 for the same period in 2010, which represents a $0.03 or a 7 percent improvement.  Adjusted Earnings Per Share impact from lower Adjusted EBITDA and modestly higher depreciation and amortization expense were more than offset by lower interest expense, resulting from our debt paydown throughout 2010 and into 2011 and our 2017 Term Loan refinancing, and a lower effective tax rate.

Consolidated Results of Operations - Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

	Nine Months Ended
	September 30,		Increase	% Increase
(dollars in millions, except per share amounts)	2011	2010	(Decrease)	(Decrease)
Net Sales	$1,571	$1,461	$110	8%
Net Income attributable to Solutia	$208	$31	$177	N.M.

Adjusted EBITDA (a)	$397	$388	$9	2%
Adjusted EPS (a)	$1.52	$1.21	$0.31	26%

(a)	Non-GAAP financial measure. See below for discussion and a reconciliation to GAAP measures

In the nine months ended September 30, 2011, we reported net sales of $1,571 million, an 8 percent increase as compared to $1,461 million reported in the nine months ended September 30, 2010.  The increase was driven by higher selling prices of $47 million or 3 percent, higher sales volumes of $33 million or 3 percent, the impact of the Vistasolar and Novomatrix acquired businesses of $43 million or 3 percent and favorable currency exchange rate fluctuations of $40 million or 3 percent, partially offset by the impact of divestitures of $53 million or 4 percent.   Net income attributable to Solutia of $208 million for nine months ended September 30, 2011 represents an improvement of $177 million as compared to a net income of $31 million as reported in the same period in 2010.  Significantly impacting our results are net gains of $24 million and net charges of $101 million for the nine months ended September 30, 2011 and 2010, respectively, which are more fully discussed in the Summary of Events Affecting Comparability section, along with a loss from discontinued operations of $13 million in 2010.  After consideration of these items, net income improved by $39 million as higher Adjusted EBITDA of $9 million, as further discussed below, lower stock-based compensation, interest and income tax expenses were partially offset by higher depreciation and amortization.

Adjusted EBITDA for the first nine months of 2011 was $397 million as compared to $388 million for the same period in 2010, which represents a $9 million or 2 percent increase.  The increase in Adjusted EBITDA was driven by higher revenue as discussed above, which generated $81 million of incremental Adjusted EBITDA and $18 million of lower operating expenses, partially offset by the negative impact from higher raw materials of $79 million and the divestiture of certain other rubber chemical businesses of $11 million.  Lower operating expenses were predominantly driven by lower expenses associated with our annual incentive plan and higher fixed cost absorption.

Adjusted Earnings Per Share for the first nine months of 2011 was $1.52 as compared to $1.21 for the same period in 2010, which represents a $0.31 or a 26 percent increase.  On an Adjusted Earnings Per Share basis, this increase was significantly higher than the increase in Adjusted EBITDA due to lower interest expense, resulting from our debt paydown throughout 2010 and into 2011 and our term debt refinancing, and a lower effective tax rate, which was partially offset by higher depreciation and amortization expense, most significantly associated with assets purchased in the Vistasolar and Novomatrix acquisitions.

Outlook

For the fourth quarter 2011, we expect net sales to be near the levels experienced in the third quarter as the effects from a modest European debt stabilization and resulting modest recovery within the automotive industry are substantially offset by normal seasonality combined with the negative impact of a stronger U.S. currency.  For the fourth quarter 2011, we are premising an average Euro to U.S. dollar currency rate of 1.35.  Architectural sales are expected to remain consistent with third quarter results while sales volumes on solar encapsulant products are now not premised to recover until 2012.  Aggregating these premises, together with average selling prices expected to be consistent with those realized in the third quarter, we expect full year net sales to be within the range of $2.05 billion and $2.1 billion.

With respect to profitability, continued high raw material prices, which negatively impacted the first nine months of 2011 results by $79 million as compared to the same period in 2010, will continue in the fourth quarter of 2011 but are expected to be more than offset by corresponding year-over-year sales volume and sales price increases.

Earnings premised in the fourth quarter 2011 along with reductions in required working capital will generate additional operating cash, which will be partially offset by continued product and growth related capital spending on previously announced projects.  In summary, we are currently anticipating generating cash from continuing operations less capital spending in 2011 in the range of $120 million to $130 million.

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

Adjusted EBITDA is defined as income from continuing operations attributable to Solutia before interest expense, loss on debt extinguishment or modification, income taxes, depreciation and amortization, certain gains and losses that affect comparability, cost overhang associated with discontinued operations and non-cash share-based compensation expense.  Adjusted Earnings is defined as income from continuing operations attributable to Solutia excluding certain gains and losses, net of tax, that affect comparability.  Adjusted Earnings per Share is defined as Adjusted Earnings divided by weighted average diluted shares outstanding.  We believe Adjusted EBITDA, Adjusted Earnings and Adjusted Earnings per Share assist us in comparing our performance over various reporting periods and against our peers on a consistent basis because it removes from our operating results the impact of items that do not reflect our core operating performance.  Further, we believe Adjusted EBITDA, Adjusted Earnings and Adjusted Earnings per Share are useful to investors.  The compensation committee of our board of directors determines the annual incentive compensation for certain members of our management based, in part, using each of these financial measures.

See the Non-GAAP Reconciliations sections of this MD&A for reconciliations of these non-GAAP financial measures to their most comparable measure calculated and presented in accordance with GAAP.

Critical Accounting Policies and Estimates

There were no changes in the nine months ended September 30, 2011 with respect to our critical accounting policies, as presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2010 Form 10-K filed on February 25, 2011.

Results of Operations - Third Quarter 2011 Compared to Third Quarter 2010

Advanced Interlayers

(dollars in millions)	Three Months Ended
	September 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Net Sales	$227	$212	$15	7%

Segment Profit	$47	$48	$(1)	(2)%
Charges included in Segment Profit	$-	$-

The increase in net sales in the third quarter 2011 resulted from higher average selling prices of $5 million or 2 percent and favorable currency exchange rate fluctuations of $14 million or 7 percent, partially offset by lower sales volumes of $4 million or 2 percent. The increase in selling prices is the result of price increases in 2011 annual customer contracts related to our SAFLEX® plastic interlayer, partially offset by price decreases on VISTASOLAR® EVA encapsulants.  Lower sales volumes were most significantly experienced by sales of VISTASOLAR® EVA encapsulants and specialty intermediates, both predominately in Europe, partially offset by an increase in volumes on SAFLEX® plastic interlayer.  The increase in volumes on SAFLEX® plastic interlayer was primarily due to improvements in the architectural markets, driven by Europe, while volumes in the automotive market were effectively flat.  The favorable currency impact was driven most notably by the increased strength of the Euro versus the U.S. dollar, in comparison to the same period in 2010, due to our strong market positions in Europe.

The decrease in segment profit in the third quarter 2011 resulted primarily from higher raw material costs of $11 million, partially offset by higher net sales, as discussed above, and lower expenses associated with our annual incentive plan.

Performance Films

(dollars in millions)	Three Months Ended
	September 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Net Sales	$74	$73	$1	1%

Segment Profit	$10	$13	$(3)	(23)%
Charges included in Segment Profit	$(2)	$-

The increase in net sales in the third quarter 2011 resulted from increased selling prices of $1 million or 1 percent and favorable currency exchange rate fluctuations of $1 million or 1 percent, partially offset by lower sales volumes of $1 million or 1 percent.  The increase in selling price was a result of price increases put in place during 2011 on our window films in response to an improved demand profile coupled with higher raw material costs.  Lower sales volumes were experienced primarily on precision coated films while the window film market was effectively flat.

The decrease in segment profit in the third quarter 2011 resulted primarily from higher raw material costs of $2 million, higher selling costs and higher charges as discussed in the Summary of Events Affecting Comparability, partially offset by improved fixed cost absorption.

Technical Specialties
(dollars in millions)	Three Months Ended
	September 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Net Sales	$218	$224	$(6)	(3)%

Segment Profit	$75	$80	$(5)	(6)%
Charges included in Segment Profit	$-	$(1)

The decrease in net sales in the third quarter 2011 resulted from lower sales volumes of $12 million or 5 percent and the divestiture of various other rubber chemical businesses of $14 million or 6 percent, partially offset by higher average selling prices of $12 million or 5 percent and favorable currency exchange rate fluctuations of $8 million or 3 percent. Lower sales volumes of THERMINOL® heat transfer fluids were a result of lower demand in Asia Pacific on project fills.  Lower sales volumes of CRYSTEX® insoluble sulfur were due to lower demand in the Asia Pacific market, principally China, as partially offset by higher sales volumes in all other world areas. Higher average selling prices were experienced most significantly in our THERMINOL® heat transfer fluids and CRYSTEX® insoluble sulfur products in response to a strong demand profile coupled with higher raw material costs. The favorable currency impact was driven most notably by the increased strength of the Euro versus the U.S. dollar, in comparison to the same period in 2010, due to our strong market positions in Europe.

The decrease in segment profit in comparison to the third quarter 2010 resulted primarily from higher raw material costs of $16 million, partially offset by lower manufacturing costs, lower compensation costs related to our annual incentive plan and improved fixed cost absorption.

Unallocated and Other

(dollars in millions)	Three Months Ended
	September 30,		Increase	% Increase
Components of Unallocated and Other	2011	2010	(Decrease)	(Decrease)
Other Operations Segment Profit (Loss)	$-	$(5)
Corporate Expenses	(14)	(13)
Share-based Compensation Expense	(6)	(6)
Other Unallocated (Expense) Gain, net	26	-
Unallocated and Other results	$6	$(24)	$30	N.M. %

Net (Charges) Gains Included in Unallocated and Other
Other Operations Segment Profit (Loss)	$-	$(5)
Corporate Expenses	(4)	-
Share-based Compensation Expense	(2)	-
Other Unallocated (Expense) Gain, net	29	-
Net (Charges) Gains Included in Unallocated and Other results	$23	$(5)

Net gains on Unallocated and Other results increased $30 million for the third quarter 2011 as compared to the same period in 2010 primarily due to higher net gains as described in the Summary of Events Affecting Comparability.  After taking into consideration the higher net gains in 2011, corporate expenses decreased in 2011 due predominately to lower compensation expense, largely related to our annual incentive plan.  Other unallocated expenses, net increased after taking into consideration the higher net gains in 2011 primarily due to the absence of dividend income resulting from our ownership interest in Ascend Performance Materials Holdings Inc., formerly our Integrated Nylon business.   As more fully discussed in Note 2 to our consolidated financial statements, in the third quarter 2011, we sold our approximately 2 percent interest in Ascend Performance Materials Holdings Inc.

Interest Expense

(dollars in millions)	Three Months Ended
	September 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Interest expense	$24	$35	$(11)	(31)%

Interest expense decreased in the third quarter 2011, as compared to the same period in 2010, predominately due to lower expense related to our interest rate derivative contracts combined with a lower average debt balance and a lower average interest rate.  We recognized losses of $2 million on our interest rate swap contracts in the third quarter 2011, as compared to $5 million in the same period in 2010.  The 2010 losses relate primarily to mark-to-market changes while the 2011 losses are comprised of losses that were reclassified out of Other Comprehensive Loss into earnings.  During the quarter ended September 30, 2011, our average debt balance was $1.4 billion compared to $1.5 billion for the same period in 2010.  Our average interest rate dropped from 6.4 percent for the quarter ended September 30, 2010 to 6.0 percent for the same period in 2011 as a result of the modification to our debt facility as discussed in Note 9 in the accompanying consolidated financial statements.

Loss on Debt Extinguishment or Modification

(dollars in millions)	Three Months Ended
	September 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Loss on debt extinguishment or modification	$2	$-	$2	N.M.

The increase in the loss on debt extinguishment or modification for the third quarter 2011 resulted from the repurchase of a portion of our 8.75% Notes and 7.875% Notes at current market prices, which was a premium to their issued par value.  See the Summary of Events Affecting Comparability for additional information.

Income Tax Expense

(dollars in millions)	Three Months Ended
	September 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Income tax expense	$6	$7	$(1)	(14)%

Income tax expense decreased in the third quarter 2011 compared to the same time period in 2010 due to the change in the mix of income and losses in the tax jurisdictions in which we operate.  In the three months ended September 30, 2011, discrete tax benefits of $5 million were recognized compared to $4 million in the same period in 2010.  Discrete items in both periods were primarily due to the closure of certain foreign audits and the re-measurement of other uncertain tax positions due to events in the current period.  Also impacting our income tax expense for the three months ended September 30, 2011 and 2010 are income tax benefits of $1 million and $2 million, respectively, associated with certain unusual or infrequently occurring items, as described in the Summary of Events Affecting Comparability section.  After consideration of the discrete tax benefits and the income tax benefits on the events affecting comparability, tax expense was $12 million and $13 million in the three months ended September 30, 2011 and 2010, respectively.  The decrease in income tax expense is the result of a decrease in earnings in jurisdictions with relatively high tax rates.  Income tax expense recorded in both periods relates only to foreign jurisdictions.

Discontinued Operations
(dollars in millions)	Three Months Ended
	September 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Income from Discontinued Operations, net of tax	$-	$2	$(2)	(100)%

Income from discontinued operations consists of the results of Primary Accelerators, which ceased operations in the third quarter 2010.  In the third quarter 2010, we recognized a $2 tax benefit related to the cessation of operations of our Primary Accelerators business.

Results of Operations - Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Advanced Interlayers

(dollars in millions)	Nine Months Ended
	September 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Net Sales	$672	$606	$66	11%

Segment Profit	$148	$139	$9	6%
Charges included in Segment Profit	$-	$-

The increase in net sales for the first nine months of 2011 resulted from higher sales volumes of $29 million or 5 percent, including the impact of the Vistasolar acquisition, which was completed on June 1, 2010, higher average selling prices of $13 million or 2 percent and favorable currency exchange rate fluctuations of $24 million or 4 percent. Higher sales volumes were most significantly driven by sales of VISTASOLAR® EVA encapsulants of which $23 million was due to the results of this acquisition being included for a full nine months of 2011 as compared to four months for the same period in 2010, and higher sales volumes on our SAFLEX® plastic interlayer in the architectural market, particularly in Europe, partially offset by a decrease in volumes on our specialty intermediates.  The increase in selling prices is the result of price increases on 2011 annual customer contracts related to our SAFLEX® plastic interlayer as partially offset by price decreases of VISTASOLAR® EVA encapsulants due to an unfavorable demand profile.  The favorable currency impact was driven most notably by the increased strength of the Euro versus the U.S. dollar, in comparison to the same period in 2010, due to our strong market positions in Europe.

The increase in segment profit for the first nine months of 2011 resulted primarily from higher net sales, as discussed above, lower compensation expense related to our annual incentive plan and improved fixed cost absorption, partially offset by higher raw material costs of $31 million.

Performance Films

(dollars in millions)	Nine Months Ended
	September 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Net Sales	$236	$198	$38	19%

Segment Profit	$48	$40	$8	20%
Charges included in Segment Profit	$(2)	$(2)

The increase in net sales for the first nine months of 2011 resulted from higher sales volumes of $35 million or 18 percent, including $20 million due to the results of the Novomatrix acquisition being included for a full nine months of 2011 as compared to five months for the same period in 2010, increased selling prices of $2 million or 1 percent and favorable currency exchange rate fluctuations of $1 million.  Higher sales volumes were experienced in window films, particularly in the Asia Pacific region driven by our acquisition of Novomatrix as well as improved demand in the automotive market within other regions, partially offset by a decrease in sales volumes on precision coated films.  The increase in selling price was a result of price increases put in place during 2011 on our window films in response to an improved demand profile coupled with higher raw material costs.

The increase in segment profit in the first nine months of 2011 resulted primarily from higher net sales, as discussed above, partially offset by higher selling and manufacturing costs.

Technical Specialties

(dollars in millions)	Nine Months Ended
	September 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Net Sales	$663	$647	$16	2%

Segment Profit	$255	$237	$18	8%
Gains (Charges) included in Segment Profit	$17	$(10)

The increase in net sales for the first nine months of 2011 resulted from higher average selling prices of $32 million or 5 percent, higher sales volumes of $12 million or 2 percent and favorable currency exchange rate fluctuations of $15 million or 2 percent, partially offset by lost sales on the divestiture of various other rubber chemical businesses of $43 million or 7 percent. Higher average selling prices were experienced across all of our products, with the exception of SANTOFLEX® antidegradants, in response to an improved demand profile coupled with higher raw material costs. Higher sales volumes were experienced most significantly by THERMINOL® heat transfer fluids, predominantly within the Asia Pacific region, partially offset by lower volumes of CRYSTEX® insoluble sulfur.  The decline in CRYSTEX® insoluble sulfur was due to a decrease in sales volumes within the Asia Pacific region, partially offset by increases in all other world areas.  The favorable currency impact was driven most notably by the increased strength of the Euro versus the U.S. dollar, in comparison to the same period in 2010, due to our strong market positions in Europe.

The increase in segment profit in the first nine months of 2011 resulted primarily from higher net sales, as discussed above, higher gains as discussed in the Summary of Events Affecting Comparability and lower compensation expense related to our annual incentive plan, partially offset by higher raw material costs of $47 million.

Unallocated and Other

(dollars in millions)	Nine Months Ended
	September 30,		Increase	% Increase
Components of Unallocated and Other	2011	2010	(Decrease)	(Decrease)
Other Operations Segment Profit (Loss)	$-	$(4)
Corporate Expenses	(40)	(43)
Share-based Compensation Expense	(15)	(15)
Other Unallocated Expense, net	13	(2)
Unallocated and Other results	$(42)	$(64)	$22	34%

Net Charges Included in Unallocated and Other
Other Operations Segment Profit (Loss)	$-	$(5)
Corporate Expenses	(8)	(1)
Share-based Compensation Expense	(2)	-
Other Unallocated Expense, net	20	-
Net Charges (Gains) Included in Unallocated and Other results	$10	$(6)

Net losses on Unallocated and Other results decreased $22 million for the first nine months of 2011 as compared to the same period in 2010 primarily due to higher net gains as described in the Summary of Events Affecting Comparability.  After taking into consideration the higher net gains in 2011, corporate expenses decreased in 2011 due predominately to lower compensation expense, largely related to our annual incentive plan, and the positive effects of previously completed restructuring events.  Other unallocated expense, net increased, after taking into consideration the higher net gains in 2011, due to lower dividend income in 2011 from Ascend Performance Materials Holdings Inc. combined with the absence of foreign currency gains recorded in 2010, partially offset by decreased net charges related to environmental remediation projects. As more fully discussed in Note 2 to our consolidated financial statements, in the third quarter 2011, we sold our approximately 2 percent interest in Ascend Performance Materials Holdings Inc.

Interest Expense

(dollars in millions)	Nine Months Ended
	September 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Interest expense	$78	$109	$(31)	(28)%

Interest expense decreased for the nine months ended September 30, 2011, as compared to the same period in 2010, predominantly due to lower expense related to our interest rate derivative contracts combined with a lower average debt balance and a lower average interest rate.  We recognized losses of $6 million on our interest rate derivative contracts for the first nine months of 2011 as compared to $21 million for the same period in 2010.  The 2010 losses relate primarily to mark-to-market changes while the 2011 losses are comprised of losses that were reclassified out of Other Comprehensive Loss into earnings.  For the nine months ended September 30, 2011, our average debt balance was $1.4 billion compared to $1.5 billion for the same period in 2010.  Our average interest rate dropped from 6.7 percent for the nine months ended September 30, 2010 to 6.0 percent for the same period in 2011 as a result of the restructurings and modifications to our debt facility as discussed in Note 9 in the accompanying consolidated financial statements.

Loss on Debt Extinguishment or Modification
(dollars in millions)	Nine Months Ended
	September 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Loss on debt extinguishment or modification	$4	$89	$(85)	(96)%

The decrease in the loss on debt extinguishment or modification for the first nine months of 2011 is the result of the early extinguishment of our 2014 Term Loan and 2013 Revolver in 2010 as compared to the modification of our 2017 Term Loan and the repurchase of a portion of our 8.75% Notes and 7.875% Notes in 2011.  The partial repurchase of our 8.75% Notes and 7.875% Notes was transacted at current market prices, which was a premium to their issued par value.  See the Summary of Events Affecting Comparability for additional discussion. As a result of the early retirement of our 2014 Term Loan and 2013 Revolver in 2010, we incurred a $9 million prepayment penalty and an $80 million non-cash charge related to the write-off of deferred debt issuance costs associated with these facilities while we incurred $2 million of fees related to the modification of the 2017 Term Loan and a $2 million premium on the open market repurchases of our 8.75% Notes and 7.875% Notes in 2011.

Income Tax Expense

(dollars in millions)	Nine Months Ended
	September 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Income tax expense	$25	$26	$(1)	(4)%

Income tax expense decreased in the nine months ended September 30, 2011 compared to the same time period in 2010 due largely to the mix of income and losses in the tax jurisdictions in which we operate, partially offset by a decrease in discrete tax benefits recognized.  In the nine months ended 2011 and 2010, discrete tax benefits of $9 and $10 million, respectively, were recorded.  Discrete items in 2011 were primarily due to the closure of certain foreign audits and the re-measurement of uncertain tax positions due to events in the current period; discrete items in 2010 were primarily due to the closure of certain foreign audits, the closure of statues of limitations and the reversal of a valuation allowance in a forign jurisdiction, partially offset by the re-measurement of uncertain tax positions for events in the current period.  Also impacting our income tax expense for the nine months ended September 30, 2011 and 2010 are income tax benefits of $3 million and $6 million, respectively, associated with unusual or infrequently occurring items, as described in the Summary of Events Affecting Comparability section.  After consideration of the discrete tax benefits and the income tax benefits on events affecting comparability, income tax expense was $37 and $42 in the nine months ended September 30, 2011 and 2010, respectively. The decrease in income tax expense is the result of a decrease in earnings in jurisdictions with relatively high tax rates.  Income tax expense recorded in both periods relates only to foreign jurisdictions.

Discontinued Operations

(dollars in millions)	Nine Months Ended
	September 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Integrated Nylon business	$-	$17
Primary Accelerators business	-	(30)
Loss from Discontinued Operations, net of tax	$-	$(13)	$13	100%

Loss from discontinued operations consists of the results of Primary Accelerators and Integrated Nylon.  The improvement is due to the absence of operations of Primary Accelerators in 2011 as a result of its shutdown in the third quarter of 2010.  In the second quarter 2010, we recognized a $17 gain on the settlement of contingent liabilities associated with the Alvin, Texas plant included in the sale of our Integrated Nylon business which was completed on June 1, 2009.

Financial Condition and Liquidity

As of September 30, 2011, our total liquidity was $449 million which was comprised of $279 million available under our $300 million revolving credit facility (“2015 Revolver”) and $170 million in cash and cash equivalents.  As of September 30, 2011, we had no draws against our 2015 Revolver but availability was reduced by letters of credit of $21 million.

We expect that our cash on hand, coupled with future cash flows from operations and other sources of liquidity, including our 2015 Revolver, will provide sufficient liquidity to allow us to meet our projected cash requirements.  Our anticipated uses of cash include fulfillment of our interest, pension, environmental, restructuring and tax obligations, in addition to certain capital expenditures as well as any potential voluntary debt reductions.  During the third quarter 2011, we repurchased from the open market $11 million and $14 million of our 8.75% Notes and our 7.875% Notes, respectively.  Another anticipated use of cash on hand is the acquisition of Southwall Technologies Inc., the terms of which are discussed in Note 16 to our consolidated financial statements.

Our 2015 Revolver, 2017 Term Loan, 8.75% Notes and 7.875% Notes include a number of customary covenants and events of default that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends; repurchase stock; sell certain assets or merge with or into other companies and enter into new lines of business.  The 2015 Revolver and 2017 Term Loan also include the maintenance of a maximum senior secured indebtedness financial covenant, as defined by our Credit Facility.  We were in compliance with all applicable covenants at September 30, 2011.  See Note 9 to the accompanying consolidated financial statements for additional information.

Cash Flows - Continuing Operations

Our cash flows from continuing operations attributable to operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the following table:

	Nine Months Ended
Cash Flow Summary - Continuing Operations	September 30,		Increase
(dollars in millions)	2011	2010	(Decrease)
Cash provided by operating activities	$144	$211	$(67)
Cash used in investing activities	(18)	(396)	378
Cash provided by (used in) financing activities	(140)	176	(316)
Effect of exchange rate changes on cash	2	(24)	26
Net change in cash for period attributable to continuing operations	$(12)	$(33)	$21

Operating activities:  In the first nine months of 2011, we generated less cash from continuing operations than we did for the same period of 2010 with approximately two-thirds of this difference due to increases in working capital.  We have increased our working capital position as of September 30, 2011 on higher raw material costs, which are being significantly passed-through to our customers via higher selling prices, combined with higher inventory levels in our Advanced Interlayers and Technical Specialties segments.  Higher inventory levels are in anticipation of shutdowns scheduled for the fourth quarter of 2011 and the first quarter of 2012 at certain locations for normal safety, maintenance and/or upgrades, combined with higher demand on our heat transfer fluids.  Also impacting cash flow from operations during the first nine months of 2011, we paid the second half of our 2010 cash incentive plan.  There were no incentive payments in the same period of 2010 as our 2009 employee incentive plan was temporarily suspended.

Investing activities:  The decrease in cash used in investing activities in the nine months ended September 30, 2011, compared to the same period in 2010, was primarily due to lower acquisition related payments in 2011 and higher proceeds from assets disposals as partially offset by higher capital expenditures.  See Note 2 to the Consolidated Financial Statements for additional information on acquisitions and asset disposals.  Higher capital expenditures in 2011 were primarily associated with PVB and EVA growth related projects in Suzhou, China and Ghent, Belgium.

Financing activities:  Cash used in financing activities in 2011 is primarily related to payments on our long-term debt including $102 million in repayments on our 2017 Term Loan and $25 million in open market repurchases of our notes.  Cash provided by financing activities in 2010 resulted from the refinancing of our 2014 Term Loan and 2013 Revolver, along with the issuance of the 7.875% Notes.  These net proceeds were used to partially fund our acquisitions of Novomatrix and Vistasolar.  See footnote 9 for additional information on our debt obligations.

Working Capital – Continuing Operations

Working capital used for continuing operations is summarized as follows:

Working Capital - Continuing Operations	September 30,	December 31,	Increase
(dollars in millions)	2011	2010	(Decrease)

Cash and cash equivalents	$170	$191
Trade receivables, net	240	228
Inventories	356	275
Other current assets	103	102
Total current assets	$869	$796

Accounts Payable	$193	$173
Accrued Liabilities	231	235
Total current liabilities	$424	$408

Working Capital	$445	$388	$57

Our working capital increased $57 million in the first nine months of 2011 primarily due to higher raw material costs, which are being significantly passed-through to our customers via higher selling prices, combined with higher inventory levels in our Advanced Interlayers and Technical Specialties segments.  Higher inventory levels are in anticipation of shutdowns scheduled for the fourth quarter of 2011 and the first quarter of 2012 at certain locations for normal safety, maintenance and/or capacity additions to be brought online, combined with higher demand on our heat transfer fluids.

From time to time we sell trade receivables without recourse to third parties.  These trade receivables were removed from our Consolidated Statement of Financial Position and reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows at the time of sale to the third party.  Uncollected trade receivables sold under these arrangements and removed from the Consolidated Statement of Financial Position were $4 million and $9 million at September 30, 2011 and December 31, 2010, respectively.  The average monthly amounts of trade receivables sold were $7 million for the nine months ended September 30, 2011.

Cash Flows – Discontinued Operations

	Nine Months Ended
Cash Flow Summary - Discontinued Operations	September 30,		Increase
(dollars in millions)	2011	2010	(Decrease)
Cash used in operating activities	$(10)	$(26)	$16
Cash used in investing activities	1	(3)	4
Net change in cash for period attributable to discontinued operations	$(9)	$(29)	$20

Cash used in discontinued operations for the nine months ended September 30, 2011 is primarily comprised of exit related payments associated with our Primary Accelerators shutdown, which ceased manufacturing in the third quarter 2010,  partially offset by cash proceeds from the monetization of working capital.  For the same period in 2010, cash used by discontinued operations is primarily comprised settlement payments related to contingent liabilities associated with the sale of Integrated Nylon in addition to operating costs of Primary Accelerators.

Capital Expenditures

Capital expenditures are projected to be in the range of $110 million to $120 million during 2011, the majority of which are attributable to new products and expansion and productivity projects while the remainder is attributable to maintenance and right-to-operate projects.

Pension Funding

We sponsor several defined benefit pension plans into which we made cash contributions of $37 million in the first nine months of 2011.  We expect to contribute additional cash to these pension plans in the range of $15 million to $20 million during 2011. Actual contributions to the plans and satisfaction of these outstanding liabilities may differ and will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, market conditions and whether we choose to make additional voluntary contributions or to contribute our common stock rather than cash to the plans.

Supplementary Information - Third Quarter 2011 Compared to Third Quarter 2010

Summary of Events Affecting Comparability

Charges and gains recorded in the three months ended September 30, 2011 and 2010 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):

2011 Events

Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated/ Other	Consolidated

Impact on:
Cost of goods sold	$-	$2	$-	$-	$2	(a)
Selling, general and administrative expenses	-	-	-	1	1	(a)
	-	-	-	5	5	(b)
Other operating income	-	-	-	(29)	(29)	(c)
Operating Income Impact	$-	$(2)	$-	$23	$21
Loss on debt extinguishment or modification	-	-	-	(2)	(2)	(d)
Pre-tax Income Statement Impact	$-	$(2)	$-	$21	$19
Income tax benefit					(1)	(e)
After-tax Income Statement Impact					$20

(a)	Acquisition and start-up expenses on acquired businesses ($3 million pre-tax and $2 million after-tax).
(b)	Severance of $3 million and share-based compensation costs of $2 million on executive officer separation agreement ($5 million pre-tax and after-tax).
(c)	Gain related to the sale of our remaining 2% ownership interest in the Ascend Performance Materials Holdings Inc. ($29 million pre-tax and after-tax).
(d)	Premium paid on the repurchase of our 8.75% and 7.875% Notes ($2 million pre-tax and after-tax).
(e)	Income tax impact has been provided on gains and charges in the quarter recognized at the tax rate in the jurisdiction in which they have been or will be realized.

2010 Events

Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated/ Other	Consolidated
Impact on:
Cost of goods sold	$-	$-	$1	$-	$1	(a)
Other operating income, net	-	-	-	5	5	(b)
Pre-tax Income Statement Impact	$-	$-	$(1)	$(5)	$(6)
Income tax benefit					(2)	(c)
After-tax Income Statement Impact					$(4)

(a)	Restructuring costs related to the closure of our Cologne facility ($1 million pre-tax and after-tax).
(b)	Loss on the sale of our European Plastic Products business ($5 million pre-tax and $3 million after-tax).
(c)	Income tax impact has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

Non-GAAP Reconciliations

Reconciliations of our non-GAAP measures to GAAP measures are included below.  Amounts are stated in millions, except per share figures.
	Three Months Ended
	September 30,
Adjusted EBITDA	2011	2010
Net Income attributable to Solutia	$75	$48
Less: Income from Discontinued Operations, net of tax	-	(2)
Income from Continuing Operations attributable to Solutia	$75	$46
Plus:
Income tax expense	$6	$7
Interest expense	24	35
Loss on debt extinguishment or modification	2	-
Depreciation and amortization	31	29
Subtotal	$138	$117
Plus:
Events affecting comparability (a)	$(21)	$6
Non-cash share-based compensation expense (b)	4	6
Primary Accelerators cost overhang (c)	-	1
Adjusted EBITDA	$121	$130

(a)	See Summary of Events Affecting Comparability for operating income impact.
(b)	Net of share-based compensation expense related to the separation agreement of an executive officer that was included in Events affecting comparability.
(c)	Costs incurred related to the shutdown of our Primary Accelerators business that is not reflective of costs of the ongoing operations.

	Three Months Ended
	September 30,
Adjusted Earnings and Adjusted EPS	2011	2010
Income from Continuing Operations attributable to Solutia	$75	$46
Plus: Events affecting comparability, net of tax (a)	(20)	4
Adjusted Earnings	$55	$50
Weighted average diluted shares outstanding	121.3	120.0
Adjusted Earnings per Share	$0.45	$0.42

(a)	See table of Events Affecting Comparability.

Supplementary Information - Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Summary of Events Affecting Comparability

Charges and gains recorded in the nine months ended September 30, 2011 and 2010 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):

2011 Events

Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated/ Other	Consolidated
Impact on:
Cost of goods sold	$-	$2	$-	$-	$2	(a)
Selling, general and administrative expenses	-	-	-	5	5	(b)
	-	-	-	5	5	(c)
				1	1	(a)
Other operating income	-	-	-	8	8	(b)
	-	-	(17)	-	(17)	(d)
	-	-	-	(29)	(29)	(e)
Operating Income Impact	$-	$(2)	$17	$10	$25
Loss on debt extinguishment or modification	-	-	-	(4)	(4)	(f)
Pre-tax Income Statement Impact	$-	$(2)	$17	$6	$21
Income tax benefit					(3)	(g)
After-tax Income Statement Impact					$24

(a)	Acquisition and start-up expenses on acquired businesses ($3 million pre-tax and $2 million after-tax).
(b)	Severance, pension settlement and other charges related to the relocation of our European regional headquarters ($13 million pre-tax and $9 million after-tax).
(c)	Severance of $3 million and share-based compensation costs of $2 million on executive officer separation agreement ($5 million pre-tax and after-tax).
(d)	Gain on certain other rubber chemicals divestitures ($17 million pre-tax and $15 million after-tax).
(e)	Gain related to the sale of our remaining 2% ownership interest in Ascend Performance Materials Holdings Inc. ($29 million pre-tax and after-tax).
(f)	Charges related to the modification of our 2017 Term Loan and premium paid in conjunction with the open market repurchase of our 8.75% and 7.875% Notes ($4 million pre-tax and after-tax).
(g)	Income tax impact has been provided on gains and charges in the quarter recognized at the tax rate in the jurisdiction in which they have been or will be realized.

2010 Events

Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated/ Other	Consolidated
Impact on:
Cost of goods sold	$-	$1	$-	$-	$1	(a)
	-	-	2	-	2	(b)
		-	6		6	(c)
	-	1	-	-	1	(d)
Selling, general and administrative expenses	-	-	1	2	3	(a)
	-	-	1	-	1	(c)
	-	-	-	7	7	(e)
Other operating income, net	-	-	-	5	5	(f)
Operating Income Impact	$-	$(2)	$(10)	$(14)	$(26)
Other income (loss), net	-	-	-	8	8	(g)
Loss on debt extinguishment or modification	-	-	-	(89)	(89)	(h)
Pre-tax Income Statement Impact	$-	$(2)	$(10)	$(95)	$(107)
Income tax benefit					(6)	(i)
After-tax Income Statement Impact					$(101)

(a)	Severance, pension settlement and retraining costs related to the general corporate restructuring ($4 million pre-tax and after-tax).
(b)	Restructuring costs related to the closure of our Ruabon facility ($2 million pre-tax and after-tax).
(c)	Restructuring costs related to the closure of our Cologne facility ($7 million pre-tax and $5 million after-tax).
(d)	Inventory step-up related to the Novomatrix Acquisition ($1 million pre-tax and after- tax).
(e)	Acquisition expenses on acquired businesses ($7 million pre-tax and $6 million after-tax).
(f)	Loss on the sale of our European Plastic Products business ($5 million pre-tax and $3 million after-tax).
(g)	Gain on settlement of tax indemnification case ($8 million pre-tax and after-tax).
(h)	Charges related to the early extinguishment of our 2014 Term Loan and 2013 Revolver ($89 million pre-tax and $88 million after-tax).
(i)	Income tax impact has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

Non-GAAP Reconciliations

Reconciliations of our non-GAAP measures to GAAP measures are included below.  Amounts are stated in millions except for per share data.
	Nine Months Ended
	September 30,
Adjusted EBITDA	2011	2010
Net Income attributable to Solutia	$208	$31
Plus: Loss from Discontinued Operations, net of tax	-	13
Income from Continuing Operations attributable to Solutia	$208	$44
Plus:
Income tax expense	$25	$26
Interest expense	78	109
Loss on debt extinguishment or modification	4	89
Depreciation and amortization	94	84
Subtotal	$409	$352
Plus:
Events affecting comparability (a)	$(25)	$18
Non-cash share-based compensation expense (b)	13	15
Primary Accelerators cost overhang (c)	-	3
Adjusted EBITDA	$397	$388

(a)	See Summary of Events Affecting Comparability for operating income impact.
(b)	Net of share-based compensation expense related to the separation agreement of an executive officer that was included in Events affecting comparability.
(c)	Costs incurred related to the shutdown of our Primary Accelerators business that is not reflective of costs of the ongoing operations.

	Nine Months Ended
	September 30,
Adjusted Earnings and Adjusted EPS	2011	2010
Income (Loss) from Continuing Operations attributable to Solutia	$208	$44
Plus: Events affecting comparability, net of tax (a)	(24)	101
Adjusted Earnings	$184	$145
Weighted average diluted shares outstanding	121.3	119.8
Adjusted Earnings per Share	$1.52	$1.21

(a)	See table of Events Affecting Comparability.

Contingencies

See Note 8 to the accompanying consolidated financial statements for a summary of our contingencies as of September 30, 2011.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

There have been no material changes in market risk exposures during the nine months ended September 30, 2011 that affect the disclosures presented in the information appearing under “Derivative Financial Instruments” as presented in our 2010 Form 10-K.

Item 4.  CONTROLS AND PROCEDURES

During the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective.  Further, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our 2010 Form 10-K describes a suit filed by the Department of  Justice (“DOJ”) on behalf of the United States government. in the United States District Court, Northern District of Alabama (in a case captioned United States of America v. Stricker, et al.), against Monsanto, Pharmacia, Solutia and the attorneys and law firms who represented the plaintiffs in the Abernathy v. Solutia Inc, et al (“Abernathy”) lawsuit arising out of PCB contamination in Anniston, Alabama.  The DOJ alleged the defendants failed to reimburse Medicare for medical expenses paid to Abernathy settlement recipients who were Medicare beneficiaries.  In September 2010, the district court granted the defendants’ motions to dismiss, finding the DOJ failed to file the action within the applicable statute of limitations.  The DOJ subsequently filed a motion to reconsider the district court’s judgment, asking the court to reinstate the case.  On August 12, 2011, the district court denied the motion, fully dismissing Solutia and the other defendants from the case.  On October 11, 2011, the DOJ filed a notice of appeal appealing the district court’s dismissal of the case to the United States Court of Appeals for the Eleventh Circuit.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Credit Facility and our indentures for the 8.75% Notes and 7.875% Notes include restrictive covenants that limit our ability to repurchase stock and pay dividends.

(c ) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2011	188,452	$22.60	-	$-
August 1-31, 2011	23,886	$17.48	-	$-
September 1-30, 2011	282	$16.28	-	$-
Total	212,620	$22.02	-	$-

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

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

See the Exhibit Index at 55 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLUTIA INC.
(Registrant)
/s/ CHRISTOPHER J. BRAY
(Vice President and Controller)
(On behalf of the Registrant and as
Principal Accounting Officer

Dated: October 28, 2011

EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NUMBER	DESCRIPTION
10.1	Securities Transfer Agreement dated August 4, 2011 by and among Solutia Inc., Ascend Performance Materials Holdings Inc., APM Disc Holdings LLC and SK Titan Holdings LLC
10.2	Separation Agreement and Waiver and Release of Claims dated August 10, 2011 between Solutia Inc. and James R. Voss
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document