Form 10-K
period 2011-12-31
SOLUTIA INC
filed 2012-02-24
CIK 1043382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to __________________________

Commission file number 001-13255

SOLUTIA INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	43-1781797 (I.R.S. Employer Identification No.)
575 Maryville Centre Drive, P.O. Box 66760, St. Louis, Missouri 63166-6760 (Address of principal executive offices) (Zip Code)
Restraint’s telephone number, including area code: (314) 674-1000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [   ] Yes     [X] No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  [ X] Yes     [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011): approximately $2.3 billion.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:   122,412,740  shares of common stock, $.01 par value, outstanding as of the close of business on January 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portion of Definitive Proxy Statement to be filed in connection with its 2012 Annual Meeting of  Stockholders or by a subsequent amendment to this Form 10-K - Part III

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

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

PART I

Item 1.  BUSINESS

Company Overview

Solutia Inc., together with its subsidiaries, is a global manufacturer of performance materials and specialty chemicals used in a broad range of consumer and industrial applications including interlayers and aftermarket film for automotive and architectural glass; chemicals that promote safety and durability in tires; and encapsulants, coatings and specialty chemicals used in a variety of electronic, industrial and energy solutions.  To serve our customers, we utilize a global infrastructure consisting of 26 manufacturing facilities, 6 technical centers and approximately 30 sales offices globally, collectively staffed by approximately 3,400 employees located in the United States, Europe, Latin America and Asia Pacific.

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

Beginning with the period in which we entered bankruptcy through the present, we have transformed our product portfolio into businesses that are leaders in their respective markets with sustainable competitive advantage.  Meaningful steps in this evolution include the exit from various commodity or noncore businesses coupled with the strategic acquisition or expansion of specialty chemicals and performance materials businesses.  Specifically, divestitures include our phosphorus and phosphate salts joint venture in 2005; our pharmaceutical services business in 2006; our water treatment phosphonates business in 2007; and our nylon plastics, fibers and basic chemicals business in 2009.  Significant acquisitions or expansions include the 2007 acquisition of Flexsys, a leading supplier of chemicals to the global tire industry; the acquisition of the remaining 51 percent of our polyvinyl butyral (“PVB”) interlayer plant in Santo Toribio, Mexico and the subsequent expansion of our advanced acoustic PVB sheet capacity at this plant and our plant in Belgium; expansion of our presence in China by construction of a manufacturing plant in Suzhou followed by subsequent expansions to this plant; the 2010 acquisitions of Vistasolar, a leading manufacturer of ethylene vinyl acetate (“EVA”) encapsulants to the photovoltaic market and Novomatrix, a leader in branding, marketing and distributing performance window films catering to the premium segment in the automotive and architectural markets, and most recently, the acquisition of Southwall Technologies Inc., a leading innovator of energy-savings films and glass products for the automotive and architectural markets.

The cumulative effect of these activities has been the transformation of Solutia into a company that provides specialty materials for products used by consumers all around the world.

On January 26, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eastman Chemical Company (“Eastman”) and Eagle Merger Sub Corporation (“Merger Sub”), a wholly owned subsidiary of Eastman.  The Merger Agreement provides for the merger of Merger Sub with and into Solutia, with Solutia surviving as a wholly owned subsidiary of Eastman (the “Merger”). At the effective time of the Merger, each outstanding share of common stock, par value $0.01 per share, of Solutia will be converted into the right to receive (i) $22.00 in cash, without interest, and (ii) 0.120 shares of common stock, par value $0.01 per share of Eastman.

The closing of the merger is subject to a number of conditions precedent described in the Merger Agreement, including (i) approval of the Merger by the stockholders of the Company, (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of foreign antitrust clearances, (iii) absence of any law or regulation that prohibits the consummation of the Merger, (iv) effectiveness of the registration on Form S-4 to be filed by Eastman with the Securities and Exchange Commission related to the Merger and (v) approval of the shares of Eastman common stock to be issued in the Merger for listing on the New York Stock Exchange. Each party’s obligation to close the Merger is also subject to the material accuracy of the representations and warranties of the other party in the Merger Agreement and the compliance in all material respects with covenants of the other party in the Merger Agreement and the absence of a Material Adverse Effect (as defined in the Merger Agreement) on the other party.

The Merger Agreement includes customary representations, warranties and covenants of the parties. The Merger Agreement contains termination rights of Solutia and Eastman and further provides that we will be required to pay Eastman a termination fee of $102 million under certain specified circumstances of termination of the Merger Agreement.

Segments: Principle Products

We manage our business in three reportable segments:  Advanced Interlayers; Performance Films; and Technical Specialties.  The tabular and narrative information contained in Note 17 – Segment and Geographic Data – to the accompanying consolidated financial statements is incorporated by reference into this section.  A description of our segments follow:

Advanced Interlayers

Our Advanced Interlayers reportable segment is a leading producer of PVB and EVA sheet.  PVB sheet, a plastic interlayer used in the manufacture of laminated glass for automotive and architectural applications and as an encapsulant used in photovoltaic applications, is primarily marketed under the SAFLEX® brand.  EVA sheet, marketed under the VISTASOLAR® brand, is used exclusively as an encapsulant in photovoltaic solar modules.  We also manufacture specialty intermediate PVB resin products, sold under the BUTVAR® brand, optical grade PVB resin and plasticizer.

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

Principal Products

Major Products
Major End-Use Markets	Brand	Description	Major Competitors	Major Raw Materials	Major Plants(1)	Major End-Use Applications
COMMERCIAL AND RESIDENTIAL REAL ESTATE	SAFLEX® BUTVAR®	Laminated window glass Specialty intermediate PVB resin	DuPont Kuraray Sekisui	Butyraldehyde Ethanol Polyvinyl alcohol Vinyl acetate monomer 2-ethyl hexanol	Ghent, Belgium Springfield, MA Santo Toribio, Mexico Sao Jose dos Campos, Brazil Antwerp, Belgium Trenton, MI	Products to increase the safety, security, sound attenuation, energy efficiency and ultraviolet protection of architectural glass for residential and commercial structures
PHOTOVOLTAIC SOLAR MODULES	VISTASOLAR® SAFLEX®	Encapsulant of the solar cell in a photovoltaic solar module	STR Holdings Bridgestone Mitsui First PV Materials	Ethylene vinyl acetate resin Butyraldehyde Ethanol Polyvinyl alcohol Vinyl acetate monomer 2-ethyl hexanol	Dietenheim, Germany Ghent, Belgium Suzhou, China	Solar modules used in rooftops and fields to generate energy
VEHICLES	SAFLEX® BUTVAR®	Laminated window glass Specialty intermediate PVB resin	DuPont Sekisui	Butyraldehyde Ethanol Polyvinyl alcohol Vinyl acetate monomer 2-ethyl hexanol	Ghent, Belgium Santo Toribio, Mexico Springfield, MA Suzhou, China Sao Jose dos Campos, Brazil Antwerp, Belgium Trenton, MI	Products to increase the safety, security, sound attenuation and ultraviolet protection of automotive glass

(1)
Major plants are comprised of those facilities at which each of the identified major products conclude their respective manufacturing processes.  The major products may pass through other of our plants prior to the final sale to customers.

Performance Films

Our Performance Films reportable segment is one of the world’s largest manufacturers of solar control, decorative, safety and security window films for aftermarket automotive and architectural applications.  The films are marketed predominantly under the trademarks of LLUMAR®; V-KOOL®; HÜPER OPTIK®; VISTA®; GILA® and FORMULA ONE HIGH PERFORMANCE AUTOMOTIVE TINT®.  Performance Films also manufactures advanced film components utilizing unique processes such as vacuum metalizing, sputter coating, deep dyeing and coating and laminating.  These films, marketed under the FLEXVUE™ brand, are used in a wide variety of products including those within the growing industries of electronics and energy.

Principal Products

Major Products
Major End-Use Markets	Brand	Description	Major Competitors	Major Raw Materials	Major Plants(1)	Major End-Use Applications
COMMERCIAL AND RESIDENTIAL REAL ESTATE	LLUMAR® VISTA® HÜPER OPTIK® GILA® XIR®	Professional window films Retail window films	3M Madico	Polyester film	Martinsville, VA Dresden, Germany	Aftermarket films with benefits that include: energy savings, solar control, privacy/décor, security and safety
VEHICLES	LLUMAR® FORMULA ONE AUTO TINT® V-KOOL® HÜPER OPTIK® GILA® XIR®	Professional window films Retail window films	Johnson Laminating Garware Commonwealth Laminating Hanita Coatings	Polyester film	Martinsville, VA Dresden, Germany	Aftermarket films that can enhance the appearance of a vehicle, improve comfort by reducing glare and solar heat, provide UV protection and add safety and security.
INDUSTRIAL APPLICATIONS & ELECTRONICS	FLEXVUE™ (electronics)	Components Enhanced polymer films	3M Intellicoat Mitsubishi VDI Technimet Nitto Denko Toppan	Polyester film Indium tin Precious metals	Martinsville, VA Canoga Park, CA Taipei, Taiwan
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

We maintain inventories of finished goods, goods in process and raw materials to meet customer requirements and our scheduled production. In general, we do not manufacture our products against a backlog of firm orders; we schedule production to meet the level of incoming orders and the projections of future demand.  However, in the Advanced Interlayers segment, a large portion of sales for 2011 were pursuant to volume commitments.  We do not have material contracts with the government of the United States or any state, local or foreign government.  In 2011, no single customer or customer group accounted for 10 percent or more of our net sales.

Our second and third quarters are typically stronger than our first and fourth quarters because sales of window films are stronger in the spring and summer months of the northern hemisphere.

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

Raw Materials and Energy Resources

We buy significant amounts of commodity raw materials and energy resources, including benzene, vinyl acetate, polyvinyl alcohol, 2-ethyl hexanol, ethylene-vinyl-acetate resin, polyethylene film, and napthenic processing oil.  We typically buy major requirements for key raw materials pursuant to contracts with average contractual periods of one to four years.  We obtain certain important raw materials from a few major suppliers.  In general, in those cases where we have limited sources of raw materials, we have developed contingency plans to the extent practicable to minimize the effect of any interruption or reduction in supply.  However, we also purchase raw materials from some single source suppliers in the industry and in the event of an interruption or reduction in supply, might not be able to mitigate any negative effects.

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

Research and Development

Our investment in research and development creates new and innovative technology platforms, and/or results in new product development, providing higher-value solutions to existing customers or meeting new customers’ needs.  Projects are coordinated globally through our network of research facilities.  Our expenses for research and development amounted to $24 million in 2011, $18 million in 2010 and $14 million in 2009, or about 1 percent of net sales on average.  We focus our expenditures for research and development on process improvements and selected product development.

In addition to the above, we actively invest into our existing products, production lines, manufacturing processes, and other ongoing operations in order to enhance product performance, differentiate our cost structure and fully leverage available raw materials.  Although the effects of these investments often represent significant improvements, we typically expense these costs as incurred within cost of goods sold.   These expenses amounted to $4 million in 2011, $5 million in 2010 and $4 million in 2009.

Environmental Matters

The narrative appearing under “Environmental Matters” in Item 7 is incorporated by reference.

Employee Relations

On December 31, 2011, we had approximately 3,400 employees worldwide.  The U.S., Europe, and Asia workforce constituted 51 percent, 27 percent and 16 percent of the total number of employees, respectively.  Approximately 26 percent of our U.S. workforce is currently represented by various labor unions at the following sites: Anniston, Alabama; Sauget, Illinois; Monongahela, Pennsylvania; Springfield, Massachusetts; and Trenton, Michigan.  Each U.S. union has a local contract that governs retirement, health and welfare benefits, wages and working conditions.  The two unions at our Springfield, Massachusetts plant have contracts that expire during 2012 while all other U.S. unions’ contracts expire in 2013 or later.  Nearly all of the European employees are represented by either a union delegation, works council or employee forum.  Labor relations with our employees are good.

International Operations

We are engaged in manufacturing, sales and research and development in areas outside the United States.  Approximately 75 percent of our consolidated sales from continuing operations for the year ended December 31, 2011 were made into markets outside the United States, including Europe, Asia, Latin America and Canada.  Of our consolidated sales from continuing operations, 14 percent were made into China for the year ended December 31, 2011.

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

Executive Officers

Name, Age and Position with Solutia	Year First Became an Executive Officer of Solutia	Other Business Experience Since At Least January 1, 2007
Jeffry N. Quinn, 53 President, Chief Executive Officer and Chairman of the Board	2003
Mr. Quinn became Solutia’s President, Chief Executive Officer and Director in May 2004.  He was named Chairman of the Board in February 2006.  Mr. Quinn previously served as Solutia’s Senior Vice President, General Counsel and Chief Restructuring Officer from 2003 to 2004.  Prior to joining Solutia, Mr. Quinn served from 2000 to 2002 as Executive Vice President, Chief Administrative Officer and General Counsel of Premcor Inc., an independent petroleum refiner and supplier of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products.  Premcor Inc. is now owned by Valero Energy Corp.

James M. Sullivan, 51 Executive Vice President, Chief Financial Officer	2004
Mr. Sullivan has served as Solutia’s Executive Vice President and Chief Financial Officer since January 2011.  Previously, he was Executive Vice President, Chief Financial Officer and Treasurer since 2009.  Mr. Sullivan served as Senior Vice President, Chief Financial Officer and Treasurer from 2004 through 2009 and as Vice President and Controller from 1999 through 2004.

D. Michael Donnelly, 62 Executive Vice President, Chief Operating Officer	2009
Mr. Donnelly was elected our Executive Vice President and Chief Operating Officer in August 2011.  Mr. Donnelly previously served as President and General Manager of our Performance Films business from 2010 and of our Technical Specialties business from 2009.  Before being appointed to these positions, Mr. Donnelly held various positions within Flexsys, including Vice President of Manufacturing, Technology, and Environmental, Safety and Health.

Robert T. DeBolt, 51 Senior Vice President, Business Operations	2007
Mr. DeBolt has served as Senior Vice President, Business Operations since 2007.  Mr. DeBolt served as Vice President of Corporate Strategy from 2005 to 2007 and as the Controller for our Integrated Nylon business from 2003 through 2004.  Prior thereto, Mr. DeBolt was responsible for accounting at all of our manufacturing facilities.

Paul J. Berra, III, 43 Senior Vice President, General Counsel, Legal and Governmental Affairs	2008
Mr. Berra was elected Senior Vice President, General Counsel, Legal and Governmental Affairs in December 2009.  Mr. Berra served as Senior Vice President, General Counsel and Chief Administrative Officer from 2008.  Mr. Berra served as Vice President, Government Affairs and Communications from 2006 through 2008.  Mr. Berra joined Solutia in 2003 as Assistant General Counsel, Human Resources, and added government affairs responsibilities the following year.  Prior to joining Solutia, Mr. Berra served as Corporate Counsel at Premcor Inc., now owned by Valero Energy Corp.

Gary M. Glandon, 53 Senior Vice President and Chief Human Resources Officer	2010
Mr. Glandon was elected Senior Vice President and Chief Human Resources Officer in October 2010.  Previously he was Chief Human Resources Officer of Energy Conversion Devices, a solar company in Detroit.  Mr. Glandon has over 25 years of comprehensive HR experience in both specialist and leadership roles in global organizations.  Mr. Glandon has also held senior level human resource positions with Insight Enterprises, Honeywell International, Tanox, and Gateway.

Nadim Z. Qureshi, 37 Senior Vice President, Corporate Development - Emerging Markets and President - Photovoltaics	2011
Mr. Qureshi was elected Senior Vice President of Corporate Development and Emerging Markets and President of our Photovoltaics business in August 2011.  Previously he served as our Vice President of Corporate Strategy and Development from March 2009.  Mr. Qureshi joined Solutia in 2005 as general manager of Integrated Nylon’s resins business.

Timothy J. Spihlman, 40 Senior Vice President, Corporate Strategy and Analysis	2004
Mr. Spihlman became Senior Vice President of Corporate Strategy and Analysis in August 2011.  Previously, Mr. Spihlman served as the Corporate Controller since 2004 and as Director, Corporate Analysis and Financial Reporting from 2002 through 2004.  Prior to joining Solutia, Mr. Spihlman served as Vice President of Finance at CoreExpress, Inc. from 2000 until 2002 and was a public accountant with Ernst & Young from 1993 until 2000.

Christopher J. Bray, 51 Vice President and Corporate Controller	2011
Mr. Bray became our Vice President and Corporate Controller in August 2011.  Prior to assuming this role, he was Director of Global Business Financial Analysis from June 2010 and Vice President, Finance for our Technical Specialties business from January 2009.  Mr. Bray served as Finance Director, EMEA for Avnet Inc. from April 2008 until January 2009.  Prior to this, he was Controller for Flexsys from 2005.

Richard N. Altice, 47 President and General Manager, Technical Specialties	2012
Mr. Altice became President and General Manager, Technical Specialties in January 2012.  He served as Vice President of Technical Specialties for Crystex and Specialty Fluids from August 2010 and as Vice President of Technical Specialties for Commercial Services from May 2009.  He was Fluids Global Commercial Director from December 2008 and prior to holding this position, he served as a sales representative for Fluids. Prior to joining Solutia in 2008, he was Regional Sales Director for Strongwell, a company specializing in pultruded fiber reinforced polymer (FRP) composite structural products and headquartered in Bristol, Virginia.

Eric S. Nichols, 42 President and General Manager, Advanced Interlayers	2011
Mr. Nichols became President and General Manager, Advanced Interlayers in August 2011.  Previously he served as Vice President, Business Management for Advanced Interlayers from 2009, our Vice President of Strategy from 2007 and our Vice President of Information Technology and Chief Information Officer from 2004.

A. Craig Ivey, 54 President and General Manager, Performance Films	2011
Mr. Ivey became President and General Manager, Performance Films in August 2011.  He previously served as our Vice President, Business Operations for Asia Pacific from January 2010 and as Director of Manufacturing and Supply Chain for our Technical Specialties business from June 2009.  He served in roles of increasing responsibility in our Integrated Nylon business until this business was sold at which time he joined our Technical Specialties business.

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

We may be unable to obtain satisfaction of all conditions to complete our merger with Eastman Chemical Company, including the approval of our stockholders, in the anticipated timeframe.

On January 26, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eastman Chemical Company (“Eastman”) and Eagle Merger Sub Corporation (“Merger Sub”), a wholly owned subsidiary of Eastman.  The Merger Agreement provides for the merger of Merger Sub with and into Solutia, with Solutia surviving as a wholly owned subsidiary of Eastman (the “Merger”), on the terms of the Merger Agreement.  At the effective time of the Merger, each outstanding share of our common stock will be converted into the right to receive (i) $22.00 in cash, without interest, and (ii) 0.120 shares of common stock, par value $0.01 per share, of Eastman (collectively, the “Merger Consideration”).

Completion of the Merger is contingent upon customary closing conditions, including approval of the Merger by our stockholders. If our stockholders do not approve the Merger at the special stockholder meetings to be held after the related proxy statement/prospective is effective, the Merger will not be consummated.

Completion of the Merger is also conditioned upon the receipt of certain U.S. and foreign governmental clearances or approvals, including, but not limited to, the expiration or termination of the applicable waiting period, or receipt of approval under the Hart−Scott−Rodino Antitrust Improvements Act of 1976, as amended, and approvals from foreign antitrust regulators, including, but not limited to, the European Commission, China and South Korea.  As a condition to approval of the Merger, governmental authorities may impose requirements, limitations or costs; require divestitures; or place restrictions on the conduct of the business of the combined company after the completion of the Merger.

Although Solutia and Eastman have agreed in the Merger Agreement to use reasonable best efforts to consummate the Merger as promptly as practicable, these and the other conditions to the Merger may fail to be satisfied.  In addition, satisfying the conditions to, and completion of, the Merger may take longer than, and could cost more than, we expect. Any delay in completing the Merger may adversely affect the benefits that Solutia and Eastman expect to achieve from the Merger and the integration of our businesses.  In addition, failure to complete the Merger may adversely affect Solutia.

Failure to complete the Merger could negatively impact our stock price, future business and financial results.

The conditions to the completion of the Merger may not be satisfied as noted above.  If the Merger is not completed for any reason, we will be subject to several risks, including the following:

•	being required to pay certain costs relating to the Merger, including certain investment banking, financing, legal and accounting fees and expenses, whether or not the Merger is completed;
•	having had the focus of our management directed towards the Merger and integration planning instead of our core business and other opportunities that could have been beneficial to us;
•
a decrease in the price of our common stock to the extent that the current market price of the stock reflects a market assumption that the Merger will be completed or as a result of the market’s perceptions that the Merger was not consummated due to an adverse change in our business; and

•
a lack of alternative business combination transactions that would create stockholder value comparable to the value perceived to be created by the Merger in the event our Board of Directors determines to seek an alternative transaction.

In addition, we would not realize any of the expected benefits of having completed the Merger and would continue to have risks that we currently face as an independent company. For example, our business may be harmed, and the price of our stock may decline as a result, to the extent that employees, customers, suppliers, and others believe that we cannot compete in the marketplace as effectively without the Merger or otherwise remain uncertain about our future prospects in the absence of the Merger.

The Merger Agreement restricts the conduct of our business prior to the completion of the Merger and limits our ability to pursue an alternative acquisition proposal to the Merger.

Under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger which may adversely affect our ability to exercise certain of our business strategies.  These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the Merger or termination of the Merger Agreement.

In addition, the Merger Agreement prohibits us from initiating, soliciting or knowingly encouraging the submission of, participating or engaging in any negotiations or discussions with respect to certain alternative acquisition proposals with third parties, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides that we are required to pay a termination fee of $102 million if the Merger Agreement is terminated under certain circumstances, including if we terminate to accept an alternative acquisition proposal.  These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders than the value resulting from the Merger. The termination fee may also discourage third parties from pursuing an acquisition proposal with respect to Solutia.

Because the market price of shares of Eastman common stock will fluctuate and the exchange ratio that forms a part of the Merger Consideration in the Merger will not be adjusted to reflect such fluctuations, Solutia stockholders cannot be sure of the value of the stock portion of the Merger Consideration they will receive in the Merger.

At the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $22.00 in cash, without interest, and 0.120 shares of validly issued, fully-paid and non-assessable shares of common stock of Eastman common stock.  The number of shares of Eastman common stock to be issued pursuant to the Merger Agreement for each share of Solutia common stock will not change to reflect changes in the market price of Eastman or Solutia common stock. The market price of Eastman common stock at the time of completion of the Merger may vary significantly from the market prices of Eastman common stock on the date the Merger Agreement was executed or at other later dates, including the date on which Solutia stockholders vote on the adoption of the Merger Agreement. Because we will not adjust the exchange ratio to reflect any changes in the market value of Eastman common stock or Solutia common stock, the market value of the Eastman common stock issued in connection with the merger and the Solutia common stock surrendered in connection with the merger may be higher or lower than the values of those shares on earlier dates. Stock price changes may result from market reaction to the announcement of the merger and market assessment of the likelihood that the merger will be completed, changes in the business, operations or prospects of Eastman or Solutia prior to or following the merger, regulatory considerations, general business, market, industry or economic conditions and other factors both within and beyond the control of Eastman and Solutia.

If the Merger is completed, the combined company may not be able to successfully integrate the business of Solutia and Eastman and therefore may not be able to realize the anticipated benefits of the Merger.

At the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $22.00 in cash, without interest, and 0.120 shares of validly issued, fully-paid and non-assessable shares of common stock of Eastman common stock.  Because a portion of the Merger Consideration consists of Eastman common stock, realization of the anticipated benefits in the Merger will depend, in part, on the combined company’s ability to successfully integrate the businesses and operations of Eastman and us. The combined company will be required to devote significant management attention and resources to integrating its business practices, operations, and support functions.

The process of integrating Eastman’s and our operations could cause an interruption of, or loss of momentum in, the combined company’s business and financial performance. The diversion of management’s attention and any delays or difficulties encountered in connection with the Merger and the integration of the two companies’ operations could have an adverse effect on the business, financial results, financial condition, or stock price of Eastman (as the combined company following the Merger). The integration process may also result in additional and unforeseen expenses. There can be no assurance that the contemplated expense savings and synergies anticipated from the Merger will be realized.

Pending litigation against us, Eastman, Merger Sub and our directors could result in an injunction preventing completion of the Merger, or the payment of damages in the event the Merger is completed and/or may adversely affect the combined company’s business, financial condition or results of operations following the Merger.

Since the announcement on January 27, 2012 of the signing of the Merger Agreement, Solutia, Eastman, as well as the members of our Board of Directors, have been named as defendants in several lawsuits purportedly brought by our stockholders challenging the proposed Merger. The lawsuits generally allege, among other things, that the Merger fails to properly value Solutia, that the individual defendants breached their fiduciary duties in approving the Merger Agreement and that those breaches were aided and abetted by Eastman. The lawsuits seek, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed−upon terms, monetary relief and attorneys’ fees and costs.

One of the conditions to the closing of the Merger is that no injunction preventing the consummation of the Merger and the other transactions contemplated by the Merger Agreement shall be in effect and that no statute, rule, regulation, order, injunction or decree shall have been enacted, entered, promulgated or enforced by any governmental entity that prohibits or makes illegal the consummation of the Merger. Consequently, if the plaintiffs secure injunctive or other relief prohibiting, delaying, or otherwise adversely affecting the defendants’ ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all. If completion of the Merger is prevented or delayed, it could result in substantial costs to us and Eastman. In addition, we and Eastman could incur significant costs in connection with the lawsuits, including costs associated with the indemnification of our directors and officers. See also Legal Proceedings — Litigation for more information about the lawsuits that have been filed related to the Merger.

Because our consolidated financial statements reflect fresh-start accounting adjustments made upon emergence from bankruptcy, and because of the effects of the transactions that became effective pursuant to the Plan of Reorganization, financial information in our future financial statements will not be comparable to our financial information from periods that precede our emergence from bankruptcy nor will our financial statements be comparable to those of our peers.

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

Our operations in Europe continue to be impacted by the uncertain European economic conditions.  While we currently premise that, in the aggregate, our business in Europe will grow slowly, a currency or financial crisis in Europe could precipitate a significant decline in the European economy, which would likely result in a decrease in demand for our products sold in Europe.

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

Our manufacturing processes consume significant amounts of energy and large amounts of commodity raw materials, including benzene, vinyl acetate, sulfur, polyvinyl alcohol, 2-ethyl hexanol, ethylene-vinyl-acetate resin, polyethylene film and napthenic processing oil, the cost of which are subject to worldwide supply and demand as well as other factors beyond our control.  Also, temporary shortages or over supply of these raw materials and energy sources may occasionally occur.  We typically purchase major requirements for key raw materials under medium-term contracts.  Pricing under these contracts may fluctuate as a result of unscheduled plant interruptions, worldwide market conditions and government regulation.  Volatile raw material and energy costs could impact our operating margins in the future.  See also Business – Raw Materials and Energy Resources.

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

As of December 31, 2011, we have deferred tax assets of $477 million related to our U.S. net operating loss (“NOL”) carryforward and $193 million related to our U.S. tax credit carryforward.  We have recorded a valuation allowance against each of these assets.  Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an ownership change to utilize its NOL and tax credit carryforwards.  Under the rules, such an ownership change is generally any change in ownership of more than 50 percent of its stock within a rolling three-year period, as calculated in accordance with the rules.  The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning directly or indirectly 5 percent or more of the stock of the company and any change in ownership arising from new issuances of stock by the company.

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

The applicability of numerous environmental laws to our manufacturing facilities and other locations could cause to incur material costs and liabilities.

We are subject to extensive federal, state, local and foreign environmental, safety and health laws and regulations concerning, among other things, emissions to the air, discharges to land and water and the generation, handling, treatment and disposal of hazardous waste and the distribution of chemical substances.  We are also required to maintain various environmental permits and licenses, many of which require periodic notification and renewal of related governmental approvals.  Our operations entail the risk of violations of these regulations, many of which provide for substantial fines and criminal sanctions for violations.

In addition, these requirements and their enforcement may become more stringent in the future.  Non-compliance with such future requirements could subject us to material liabilities, such as government fines, third-party lawsuits or the suspicion of non-compliant operations.  Future requirements may also result in our making significant site or operational modifications at substantial cost.  Future regulatory and enforcement developments could also restrict or eliminate our ability to continue to manufacture certain products or could require us to make modifications to our products.

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

Under certain environmental laws, we can be held strictly liable for hazardous substance contamination at real property we have owned, operated or used as a disposal site for our natural resource damages associated with such contamination.  Liability under environmental laws relating to contaminated site can be imposed retroactively and on a joint and several basis. One liable party can be held responsible for all costs at a site, regardless of fault, percentage of contribution to the site or the legality of the original disposal.  As described in more detail above and in the following paragraph, we could incur significant costs, including cleanup costs, natural resource damages, civil or criminal fines and sanctions and third-party claims as a result of hazardous substance contamination.

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

Sales and operations outside the United States constituted a majority of our revenues in fiscal 2011.  Our operations outside the United States expose us to risks including fluctuations in currency values, trade restrictions, tariff and trade regulations, U.S. export controls, reduced protection of intellectual property rights; foreign tax laws, shipping delays, economic and political instability; the effect of global health, safety and environmental matters on economic conditions and market opportunities and changes in financial policy.

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

We may make selective domestic and international acquisitions of and investments in businesses that represent synergistic bolt-ons to our existing businesses or represent one or more businesses in the performance material and specialty chemical sector that would be new platforms for the Company.  We may not be able to identify suitable acquisition, investment, alliance, or joint venture opportunities or consummate any such transactions or relationships on terms and conditions acceptable to us.  Further, notwithstanding thorough pre-acquisition due diligence and careful analysis performed by the Company, we may not have identified all possible issues that might arise with respect to such acquired assets and such transaction that we enter into may not be as successful as the Company’s premises as of the acquisition date.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

           None.

ITEM 2. PROPERTIES

We lease office space in multi-tenant buildings for our headquarters located in St. Louis County, Missouri, our principal European offices located in Zaventem, Belgium and our principal Asia Pacific offices in Shanghai, China and other locations in that region.  Information about our major manufacturing locations worldwide and segments that used these locations as of February 1, 2012, appears under "Segments; Principal Products" in Item 1 of this report and is incorporated herein by reference.

Our principal plants are suitable and adequate for their use.  Utilization of these facilities varies with seasonal, economic and other business conditions.  None of our principal plants are substantially idle.  Our facilities generally have sufficient capacity for existing needs and expected near-term growth.

We own most of our principal plants.  However, we lease and operate as a guest, but own certain buildings and production equipment, at manufacturing facilities in Antwerp, Belgium; Sao Jose dos Campos, Brazil; Itupeva, Brazil; and Lemoyne, Alabama.  The Antwerp and Sao Jose dos Campos facilities, where we manufacture certain Advanced Interlayers’ products and Technical Specialties products, belong to and are staffed by Monsanto under terms of master operating agreements.  For facilities used in the manufacture of Advanced Interlayers’ products, the master operating agreement has an initial term that expires in 2020.  For facilities used to manufacture rubber chemical products, the master operating agreement has an initial term that expires at the end of 2014. The Itupeva and Lemoyne facilities, where we manufacture certain Technical Specialties products, belong to Akzo Nobel under terms of master operating agreements.  The initial term of these master operating agreements run until 2027.  After the initial term, both agreements continue indefinitely unless either party terminates on at least 24 months' prior written notice.  All agreements may be terminated by either party upon 24 months notice, which notice shall not be effective before the expiration of the initial term.   These agreements also provide that, under certain circumstances, either the operator or the guest may terminate before the expiration of the applicable term, subject to early termination penalties.

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

Except for the potential effect of an unfavorable outcome with respect to our Legacy Tort Claims litigation, it is our opinion that the aggregate of all claims and lawsuits will not have a material impact on our business, operating results or financial condition.

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

Escambia County, Florida Litigation. On June 6, 2008, a group of approximately fifty property owners and business owners in the Pensacola, Florida area filed a lawsuit in the Circuit Court for Escambia County, Florida against Monsanto, Pharmacia, Solutia and the plant manager at our former Pensacola plant, an Integrated Nylon asset that was included in the divestiture of our Integrated Nylon business.  The lawsuit alleges that the defendants are responsible for elevated levels of PCBs in the Escambia River and Escambia Bay due to past and continuing releases of PCBs from the Pensacola plant.  The plaintiffs seek: (1) damages associated with alleged decreased property values caused by the alleged contamination and (2) remediation of the alleged contamination in the waterways.  Plaintiffs did not specify the amount of their alleged damages in their complaint.  Plaintiffs have subsequently amended their complaint to add additional plaintiffs to the litigation, such that approximately 150 property and business owners are now named as plaintiffs.

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

Solutia and the other defendants filed motions to dismiss the case in February 2010, and the district court granted the defendants’ motions on September 30, 2010, finding the DOJ failed to file the action within the applicable statute of limitations.  The DOJ filed motions in October 2010 seeking the court’s reconsideration of the original decision and raising additional theories of liability in an effort to have the court reinstate its case.  On August 12, 2011, the district court denied the DOJ’s motions and entered final judgment in favor of Solutia and the other defendants.  The DOJ appealed the case to the Eleventh Circuit Court of Appeals in October 2011, and a decision is expected in late 2012.

Environmental Agency Enforcement Actions

On March 3, 2009, the U.S. EPA issued a Notice of Violation (“NOV”), Administrative Order (“AO”) and Reporting Requirement (“RR”) to us concerning alleged violations of the Clean Air Act arising out of an inspection conducted at our manufacturing facility in Springfield, Massachusetts.  The NOV describes the U.S. EPA’s findings alleging violations of the plant’s Title V and state operating permits related to emissions of volatile organic compounds.  The AO orders us to comply with its Title V permit and the National Emission Standards for Hazardous Air Pollutants, Subpart OOO (Amino/Phenolic Resins), Subpart UU (Equipment Leaks), and General Provisions.  The RR requires us to submit additional information regarding certain storage vessels and associated equipment.  On March 23, 2009, we met with the U.S. EPA to confer on this NOV, AO and RR.  Submittals of the requested information under the RR were made as required.  We have entered into a tolling agreement with the United States that provides them with additional time to evaluate its case and discuss settlement with us.  Settlement discussions have commenced with the United States, Solutia and Ineos (which now owns and operates one of the manufacturing units involved in the alleged violations).  The amount of a potential loss, if any, is not expected to be material.

Merger Litigation

Delaware Litigation. On February 7, 2012, a purported stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned John C. Dewan v. Solutia Inc., et al., Case No. 7226-VCL.  The complaint names as defendants Solutia, each member of our Board of Directors (the “Individual Defendants”), Eastman and Merger Sub. The complaint generally alleges, among other things, that the Individual Defendants violated their fiduciary duties by failing to properly value Solutia, failing to take steps to maximize the value of Solutia to its public shareholders, and agreeing to terms in the Merger Agreement that favor Eastman and deter alternative bids.  The complaint also alleges that Eastman and Merger Sub aided and abetted these purported breaches of fiduciary duties.  The relief sought includes, among other things, an injunction prohibiting consummation of the Merger and attorneys’ fees and costs. The Company believes the plaintiffs’ allegations lack merit and will vigorously contest them.

On February 14, 2012, a purported stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Joseph C. Huttemann v. Jeffry N. Quinn, et al., Case No. 7243 (the “Huttemann Action”).  The complaint names as defendants the Individual Defendants, Solutia, Eastman and Merger Sub. The complaint generally alleges, among other things, that the Individual Defendants breached their fiduciary duties by failing to take steps to maximize the value of Solutia to its public shareholders, failing to properly value Solutia, agreeing to allegedly preclusive deal protection devices, and ignoring or not protecting against their own purported conflicts of interest. The complaint also alleges that Solutia, Eastman and Merger Sub aided and abetted these purported breaches of fiduciary duties.  The relief sought includes, among other things, an injunction prohibiting the consummation of the Merger, rescission of the Merger (to the extent the Merger has already been consummated), and attorneys’ fees and costs. Solutia believes the plaintiff’s allegations lack merit and will vigorously contest them.

On February 14, 2012, a purported stockholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned David Wolfe v. Solutia Inc. et al., Case No. 7244.  The complaint names as defendants Solutia, the Individual Defendants, Eastman and Merger Sub. The complaint generally alleges, among other things, that the Individual Defendants breached their fiduciary duties by failing to take steps to maximize the value of Solutia to its public shareholders, failing to properly value Solutia, agreeing to allegedly preclusive deal protection devices, and vesting themselves with benefits that are not shared with the public shareholders. The complaint also alleges that Solutia and Eastman aided and abetted these purported breaches of fiduciary duties.  The relief sought includes, among other things, an injunction prohibiting the consummation of the Merger, rescission of the Merger (to the extent the Merger has already been consummated), and attorneys’ fees and costs. Solutia believes the plaintiff’s allegations lack merit and will vigorously contest them.

On February 21, 2012, the Delaware Court of Chancery entered an order consolidating the three purported stockholder class action complaints filed in the Court of Chancery of the State of Delaware, captioned John C. Dewan v. Solutia Inc., et al., Case No. 7226-VCL, Joseph C. Huttemann v. Jeffry N. Quinn, et al., Case No. 7243, and David Wolfe v. Solutia Inc. et al., Case No. 7244.  The consolidated case is captioned In re Solutia Inc. Shareholders Litigation, Case No. 7226-VCL, and the complaint filed in the Huttemann Action is designated as the operative complaint.

Missouri Litigation.  On February 2, 2012, a purported stockholder class action complaint was filed in the Circuit Court of St. Louis County in the State of Missouri, captioned Jennifer Howard v. Solutia Inc., et al., Case No. 12SL-CC00381. The complaint names as defendants the Individual Defendants, Eastman, and Solutia. The complaint generally alleges that the Individual Defendants breached their fiduciary duties by failing to take steps to maximize the value of Solutia to its public shareholders and that Eastman aided and abetted these purported breaches of fiduciary duties. The complaint also includes a derivative claim on behalf of Solutia that the defendants violated and breached their fiduciary duties of care, loyalty, reasonable inquiry, oversight, good faith and supervision owed to Solutia. The relief sought includes, among other things, an injunction prohibiting the consummation of the Merger, rescission of the Merger (to the extent the Merger has already been consummated), and attorneys’ fees and costs. The Company believes the plaintiffs’ allegations lack merit and will vigorously contest them.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
  AND ISSUER’S PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “SOA”.  The following table sets forth the high and low sales prices per share of our new common stock for the period from January 1, 2010 through December 31, 2011.

2010	High	Low
First Quarter	$16.54	$12.27
Second Quarter	$18.71	$13.10
Third Quarter	$16.03	$12.14
Fourth Quarter	$23.84	$16.23

2011	High	Low
First Quarter	$25.47	$21.94
Second Quarter	$26.35	$21.01
Third Quarter	$23.34	$12.85
Fourth Quarter	$17.44	$11.91

On January 31, 2012, we had 3,370 shareholders of record.

On December 15, 2011, we declared a dividend of $.0375 per share, which will be paid in the first quarter of 2012. As a result of the merger agreement discussed in Note 21 to the consolidated financial statements, future dividends are precluded.  No dividends were declared during 2010.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected by (a))
Equity compensation plans approved by security holders	3,211,059	18.63	2,901,552
Total	3,211,059	18.63	2,901,552

Purchases of Equity Securities by the Issuer
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2011	-	$-	-	$-
November 1-30, 2011	103	$16.66	-	$-
December 1-31, 2011	-	$-	-	$-
Total	103	$16.66	-	$-

(1)	Shares surrendered to the Company by an employee to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.
(2)
Average price paid per share relfects the closing price of Solutia common stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of restricted common stock.

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

	Feb-08	Dec-08	Dec-09	Dec-10	Dec-11
Solutia Inc.	$100	$26.32	$74.27	$134.97	$101.05
Russell 3000	$100	$65.75	$82.49	$94.66	$93.79
DJ US Specialty Chemicals Index	$100	$59.24	$92.58	$125.21	$120.09

ITEM 6.  SELECTED FINANCIAL DATA

Financial Summary

	Successor (1)				Predecessor (1)
(Dollars and shares in millions, except per share amounts)	Twelve Months Ended December 31,			Ten Months Ended December 31,	Two Months Ended February 29,	Twelve Months Ended December 31,
	2011	2010	2009	2008	2008	2007
Operating Results:
Net Sales	$2,097	$1,950	$1,618	$1,705	$321	$1,612
Gross Profit	$634	$608	$477	$364	$92	$372
As percent of net sales	30%	31%	29%	21%	29%	23%
Operating Income (2)	$404	$331	$242	$118	$48	$129
As percent of net sales	19%	17%	15%	7%	15%	8%
Income (Loss) from Continuing Operations Before Taxes	$297	$122	$83	$1	$1,463	$(263)
Income (Loss) from Continuing Operations (3)	$267	$91	$66	$(14)	$1,249	$(277)
Income (Loss) from Discontinued Operations, net of tax	$-	$(9)	$(175)	$(649)	$205	$72
Net Income attributable to noncontrolling interest	$5	$4	$4	$5	$-	$3
Net Income (Loss) attributable to Solutia	$262	$78	$(113)	$(668)	$1,454	$(208)

Per Share Data:
Basic Earnings (Loss) per Share from Continuing Operations attributable to Solutia (3)	$2.19	$0.73	$0.58	$(0.25)	$11.95	$(2.68)
Basic Weighted Average Shares Outstanding	119.8	118.9	106.5	74.7	104.5	104.5
Diluted Earnings (Loss) per Share from Continuing Operations attrubutable to Solutia (3)	$2.16	$0.73	$0.58	$(0.25)	$11.95	$(2.68)
Diluted Weighted Average Shares Outstanding	121.3	120.0	106.7	74.7	104.5	104.5
Dividends declared per share	$0.0375	$-	$-	$-	$-	$-

Financial Position – Continuing Operations:
Total Assets	$3,525	$3,532	$3,236	$3,216	$3,629	$1,802
Liabilities not Subject to Compromise	$2,573	$2,758	$2,604	$2,895	$3,306	$2,005
Liabilities Subject to Compromise	$-	$-	$-	$-	$-	$1,922
Long-Term Debt (4)	$1,337	$1,463	$1,264	$1,359	$1,796	$359
Equity (Deficit)	$927	$739	$600	$529	$1,043	$(1,589)

Other Data from Continuing Operations:
Working Capital (5)	$373	$388	$476	$307	$466	$(532)
Interest Expense (6)	$101	$139	$121	$140	$21	$134
Income Tax Expense (7)	$30	$31	$17	$15	$214	$14
Depreciation and Amortization	$125	$117	$107	$89	$11	$58
Capital Expenditures	$105	$66	$44	$82	$15	$99
Employees (Year-End)	3,400	3,300	3,400	3,700	3,700	3,700

(1)
Our emergence from bankruptcy resulted in our becoming a new reporting entity on March 1, 2008, which has a new capital structure, a new basis in the identifiable assets and liabilities and no retained earnings or accumulated losses.  Accordingly, the financial data on or after March 1, 2008 (“Successor”) is not comparable to the financial data prior to this date (“Predecessor”).

(2)
Operating income includes net (gains) charges that affect comparability of ($20) million in 2011, $26 million in 2010, $32 million in 2009, $102 million in the ten months ended December 31, 2008, ($2) million in the two months ended February 29, 2008 and $41 million in 2007.

(3)
Income (loss) from continuing operations includes net (gains)/charges that affect comparability of ($19) million in 2011, or ($0.16) per share in 2011; $101, or $0.84 per share in 2010; $67 million, or $0.63 per share in 2009; $79 million, or $1.06 per share in the ten months ended December 31, 2008; ($1,233) million, or ($11.80) per share in the two months ended February 29, 2008; $326 million, or $3.12 per share in 2007; and $4 million, or $0.04 per share in 2006.

(4)
As of December 31, 2007, long-term debt excludes $659 million of debt classified as subject to compromise in accordance with ASC 852 Reorganizations, as a result of our Chapter 11 bankruptcy filing in 2003.

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

(7)
Income tax expense includes an increase (decrease) in valuation allowances of $(39) million in 2011, $19 million in 2010, $20 million in 2009, $2 million in the ten months ended December 31, 2008, $(252) million in the two months ended February 29, 2008 and $82 million in 2007.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 for more information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

Overview

We are a global manufacturer and marketer of a variety of high-performance chemical-based materials that are used across automotive, construction, industrial and consumer applications. We report our operations in three reportable segments: Advanced Interlayers, Performance Films and Technical Specialties.  Through our Advanced Interlayers segment, we produce Polyvinyl Butyral (“PVB”) and Ethyl Vinyl Acetate (“EVA”) used in the manufacture of laminated glass for automotive, architectural and solar applications.  Our Performance Films segment manufactures, markets and distributes custom-coated window films for aftermarket automotive and architectural applications in addition to the manufacture of specialized technical films for use in a wide variety of industrial applications.  Technical Specialties is our specialty chemicals segment, which includes the manufacture and sale of chemicals for the rubber, solar energy, process manufacturing and aviation industries.  The major products by reportable segment are as follows:

Reportable Segment	Products
Advanced Interlayers	●	SAFLEX® plastic interlayer
	●	VISTASOLAR® ethyl vinyl acetate encapsulants
	●	Specialty intermediate polyvinyl butyral resin and plasticizer

Performance Films	●	LLUMAR®, VISTA®, GILA®, V-KOOL®, HUPER OPTIK®, XIR® and FORMULAONE® professional and retail window films
	●	FLEXVUE™ precision coated films and other enhanced polymer films for industrial customers

Technical Specialties	●	CRYSTEX® insoluble sulfur
	●	SANTOFLEX® antidegradants
	●	THERMINOL® heat transfer fluids
	●	SKYDROL® aviation hydraulic fluids

In 2011, we reported $2.1 billion in net sales, an 8 percent increase as compared to 2010, resulting in net income attributable to Solutia of $262 million or, on a diluted basis, $2.16 income per share.  Excluding items that affect comparability, our 2011 Adjusted EPS of $2.00 represents an improvement of 27 percent as compared to 2010.  See below for a listing of items that affect comparability along with a calculation of Adjusted EPS.

The geographic and end-market diversity of our businesses served us well in 2011 as economic uncertainty in Europe and destocking activities within the solar encapsulant and electronics end-markets were more than offset by continued growth in the Asia Pacific region and a steady recovery in the automotive and certain consumer end-markets.

During 2011, we continued to focus on generating cash, strengthening our balance sheet and maintaining ample liquidity while positioning the Company for continued growth in the Asia Pacific region and other high growth markets.  Cash provided by continuing operations of $232 million funded our continued expansion of our Suzhou, China and Ghent, Belgium facilities along with the acquisition of strategically key advanced technology sputtering assets in Taiwan and Germany.  The China expansion incorporates a new Vistasolar® production facility, which was completed in late 2011, and a second Saflex® manufacturing line, which will serve that region’s growing architectural and automotive markets when it becomes available in 2012.  The Belgium expansion will significantly expand our capacity to produce Saflex® acoustic interlayer for automotive applications, a premium product category expected to grow significantly.

After funding these investments, and without compromising our liquidity, we reduced our long-term debt through repayment of $127 million, of which $125 million was voluntary, and announced a return of excess cash flow to shareholders in the form of a quarterly cash dividend to be paid in the first quarter of 2012.  As of the end of 2011, our total liquidity was $391 million, which was comprised of $278 million in availability under our $300 million revolving credit facility and $113 million in cash and cash equivalents.  Also, as a result of our refinancing in the first quarter 2011, we have no significant debt maturities until 2015.

Outlook

The Company expects that global automotive, architectural, energy solutions and the electronics markets will grow in 2012, driven predominantly by China.  The Company premises modest price increases in certain product lines, targeted predominantly to recover higher raw material costs, and a weaker Euro. Operating margins for 2012 are expected to be consistent with or slightly higher than those realized in 2011 as we expect to operate at higher utilization rates to meet the stronger demand profile.  These gains will be partially offset by increased raw material and energy costs, which are expected to increase 4.5 percent, and the negative earnings impact associated with a weaker Euro utilizing a Euro to U.S. dollar rate of $1.27 for 2012. For every 0.01 change in value of the Euro to the U.S. dollar, our full year net sales change by $4 million to $5 million while our Adjusted EBITDA changes $0.5 million to $1 million.  A decline in the value of the Euro to the U.S. dollar has a negative impact on sales and Adjusted EBITDA.  As previously announced, in 2012, Solutia expects to generate revenue between $2.125 billion and $2.275 billion.

Non-U.S. GAAP Financial Measures

See Note 17 to the accompanying consolidated financial statements for further information regarding our reportable segments and for the associated definition of segment profit.  Management’s Discussion and Analysis (“MD&A”) includes financial information prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), as well as three other financial measures including Adjusted EBITDA, Adjusted Earnings and Adjusted Earnings per Share, that are considered “non-U.S. GAAP financial measures”.  Generally, a non-U.S. GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with U.S. GAAP.  The presentation of Adjusted EBITDA, Adjusted Earnings and Adjusted Earnings per Share are intended to supplement investors’ understanding of our operating performance.  These non-U.S. GAAP financial measures are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, other U.S. GAAP measures and may not be comparable to similarly titled measures presented by other companies.

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

Results of Operations

Consolidated Results of Operations
				$ Increase (Decrease)		% Increase (Decrease)
(dollars in millions, except per share amounts)	2011	2010	2009	2011 vs 2010	2010 vs 2009	2011 vs 2010	2010 vs 2009
Net Sales	$2,097	$1,950	$1,618	$147	$332	8%	21%
Net income (Loss) attributable to Solutia	$262	$78	$(113)	$184	$191	236%	169%

Adjusted EBITDA (a)	$518	$504	$399	$14	$105	3%	26%
Adjusted EPS (a)	$2.00	$1.57	$1.21	$0.43	$0.36	27%	30%

(a)	Non-U. S. GAAP financial measure. See below for discussion and a reconciliation to GAAP measures.

In 2011, we reported net sales of $2,097 million, an 8 percent increase compared to 2010. The increase was driven by higher selling prices of $76 million or 4 percent, higher sales volumes of $93 million or 5 percent, and favorable currency exchange rate fluctuations of $44 million or 2 percent, partially offset by the impact of divestitures of $66 million or 3 percent.  Net income attributable to Solutia of $262 million for 2011 represents an improvement of $184 million as compared to $78 million as reported in 2010.  Significantly impacting our results are net gains of $19 million and net charges of $101 million for 2011 and 2010, respectively, which are more fully discussed in the Summary of Events Affecting Comparability section, along with a loss from discontinued operations of $9 million in 2010.  The remaining improvement was predominately due to higher Adjusted EBITDA of $14 million, as further explained below, lower interest expense and lower tax expense.

Adjusted EBITDA for 2011 was $518 million as compared to $504 million in 2010, which represents a $14 million or 3 percent increase.  The increase in Adjusted EBITDA was driven by higher net sales, as described above, and lower compensation expense related to our annual incentive program, partially offset by the negative impact from higher raw materials of $104 million, the divesture of certain other rubber chemical businesses, higher research and development expenses and unfavorable currency exchange rate fluctuations.

Adjusted Earnings Per Share for 2011 was $2.00 as compared to $1.57 for 2010, which represents $0.43 or a 27 percent increase.  This increase was due to higher Adjusted EBITDA, lower interest expense resulting from our debt paydown throughout 2010 and into 2011 and our term debt refinancing, and a lower effective tax rate, which was partially offset by higher depreciation and amortization associated with assets acquired in the Vistasolar and Novomatrix purchases.

In 2010, we reported net sales of $1,950 million, a 21% increase compared to 2009.  The increase was driven by higher sales volumes of $302 million or 19 percent and the impact of the Vistasolar and Novomatrix acquisitions of $76 million or 5 percent, partially offset by the effect of unfavorable exchange rate fluctuations of $21 million or 1 percent and lower selling prices of $25 million or 2 percent.  Net income of attributable to Solutia of $78 million for 2010 represents an improvement of $191 million as compared to  a loss of $113 million as reported in the same period in 2009.  Significantly impacting our results are net charges of $101 million and net charges of $67 million for 2010 and 2009, respectively, which are more fully discussed in the Summary of Events Affecting Comparability section, along with a loss from discontinued operations of $9 million in 2010 compared to $175 million in 2009.  The remaining improvement was predominately due to higher Adjusted EBITDA, partially offset by higher interest expense and higher tax expense.

Adjusted EBITDA for 2010 was $504 million as compared to $399 million in 2009, which represents a $105 million or 26 percent increase.  The increase in Adjusted EBITDA was driven by higher net sales and the impact of acquisitions, partially offset by higher raw material costs and the reinstatement of our incentive compensation program, which was temporarily suspended in 2009.

Adjusted Earnings Per Share for 2010 was $1.57 as compared to $1.21 for 2009, which represents $0.36 or a 30 percent increase.  This increase was due to higher Adjusted EBITDA, partially offset by higher interest expense resulting primarily from mark-to-market adjustments on our interest rate derivative contracts, a higher effective tax rate resulting from higher earnings in ex-U.S. operations and an expansion of our share base.

Advanced Interlayers
				$ Increase (Decrease)		% Increase (Decrease)
(dollars in millions)	2011	2010	2009	2011 vs 2010	2010 vs 2009	2011 vs 2010	2010 vs 2009
Net Sales	$897	$828	$690	$69	$138	8%	20%

Segment Profit	$194	$188	$144	$6	$44	3%	31%
Net Charges included in Segment Profit	$-	$(1)	$(14)

The increase in 2011 net sales as compared to 2010 was a result of higher average selling prices of $23 million or 3 percent, higher sales volumes of $19 million or 2 percent, including the impact of the Vistasolar acquisition, which was completed on June 1, 2010 and favorable currency exchange rate fluctuations of $27 million or 3 percent.  The increase in selling prices is the consequence of price increases on 2011 annual customer contracts related to our SAFLEX® plastic interlayers as partially offset by price decreases on VISTASOLAR® EVA encapsulants due to an unfavorable demand profile.  Higher sales volumes were most significantly driven by sales of SAFLEX® plastic interlayer, particularly in the European architectural market, as sales volumes of VISTASOLAR® EVA encapsulants increased only slightly despite the results of this acquisition being included for a full year in 2011 as compared to seven months for the same period in 2010.  Sales volumes of our SAFLEX® plastic interlayer in the automotive markets were effectively flat as increases in Asia Pacific were offset by decreases in the rest of the world. The favorable currency impact was driven most notably by the increased strength of the Euro versus the U.S. dollar, in comparison to the same period in 2010, due to our strong market positions in Europe.

The increase in 2010 net sales as compared to 2009 was a result of higher sales volumes of $169 million or 24 percent, including the $52 million impact of the Vistasolar acquisition, partially offset by lower average selling prices of $15 million or 2 percent and unfavorable currency exchange rate fluctuations of $16 million or 2 percent.  Higher sales volumes were experienced in sheet and our proprietary resin and other intermediate chemicals due to increased demand, primarily in the global automotive market, as supplemented by growth in the solar energy market.  Sales volumes in our architectural markets increased only modestly as declines in the United States were more than offset by sales volume increases in Asia Pacific and other emerging markets. Sales volumes in our European architectural market were effectively unchanged as compared to 2009.  The unfavorable currency impact was driven most notably by the increased strength of the U.S. dollar versus the Euro, in comparison to the same period in 2009, due to our strong market positions in Europe.  The decrease in selling prices is the consequence of declines in 2010 annual contract prices with major customers, which were primarily finalized in late 2009.

The increase in 2011 segment profit in comparison to 2010 resulted primarily from higher net sales, as discussed above, lower manufacturing costs and lower compensation expense related to our annual incentive plan, partially offset by higher raw material costs of $39 million.

The increase in 2010 segment profit in comparison to 2009 resulted primarily from higher net sales, as discussed above, lower net charges, which are described in detail in the Summary of Events Affecting Comparability section and improved utilization which improved our fixed cost absorption, partially offset by higher raw material costs of $32 million and the reinstatement of our annual incentive compensation plan.

Performance Films
				$ Increase (Decrease)		% Increase (Decrease)
(dollars in millions)	2011	2010	2009	2011 vs 2010	2010 vs 2009	2011 vs 2010	2010 vs 2009
Net Sales	$298	$252	$185	$46	$67	18%	36%

Segment Profit	$53	$46	$26	$7	$20	15%	77%
Net Charges included in Segment Profit	$(2)	$(2)	$(7)

The increase in net sales in 2011 as compared to 2010 resulted from higher sales volumes of $42 million or 17 percent, increased selling prices of $3 million or 1 percent and favorable currency exchange rate fluctuations of $1 million.  Higher sales volumes were experienced in window films, particularly in the Asia Pacific region driven by our acquisition of Novomatrix, as well as improved demand in the global automotive and architectural markets, partially offset by a decrease in sales volumes on precision coated films.  The increase in selling price was a result of price increases put in place during 2011 on our window films in response to an improved demand profile coupled with higher raw material costs.

The increase in net sales in 2010 as compared to 2009 resulted from higher sales volumes of $67 million or 36 percent, including the $24 million impact of the Novomatrix acquisition.  Higher sales volumes were experienced across all global markets, most significantly in the Asia Pacific region, due mainly to improved demand in the automotive markets as well as the industrial coatings and electronic sectors.  Sales volumes in architectural markets were effectively flat as declines in the United States and Europe were offset by increased volumes in Asia Pacific and other emerging markets.

The increase in 2011 segment profit in comparison to 2010 resulted primarily from increased net sales, as discussed above, partially offset by higher manufacturing and selling costs.

The increase in 2010 segment profit in comparison to 2009 resulted primarily from increased net sales, the impact of the Novomatrix acquisition and lower net charges, which are described in detail in the Summary of Events Affecting Comparability section, partially offset by higher manufacturing and raw material costs, higher selling costs on products, including those associated with our Novomatrix acquisition, and the reinstatement of our annual incentive compensation program.

Technical Specialties
				$ Increase (Decrease)		% Increase (Decrease)
(dollars in millions)	2011	2010	2009	2011 vs 2010	2010 vs 2009	2011 vs 2010	2010 vs 2009
Net Sales	$902	$860	$725	$42	$135	5%	19%

Segment Profit	$338	$316	$271	$22	$45	7%	17%
Net Gains (Charges) included in Segment Profit	$17	$(6)	$14

The increase in net sales for 2011 as compared to 2010 resulted from higher average selling prices of $50 million or 6 percent, higher sales volumes of $32 million or 4 percent and favorable currency exchange rate fluctuations of $16 million or 2 percent, partially offset by lost sales on the divestitures of various other rubber chemical businesses of $56  million or 7 percent.  Higher average selling prices were experienced across all of our products, with the exception of SANTOFLEX® antidegradants, in response to an improved demand profile coupled with higher raw materials costs.  The higher sales volumes were experienced most significantly by THERMINOL® heat transfer fluid and to a lesser extent by our SANTOFLEX® antidegradants, both led by the Asia Pacific region, partially offset by lower volumes of CRYSTEX® insoluable sulfur.  The decline in CRYSTEX® insoluble sulfur was due to a decrease in sales volumes within the Asia Pacific region, partially offset by increases in all other world areas.  The favorable currency impact was driven most notably by the increased strength of the Euro versus the U.S. dollar in comparison to the same period in 2010.

The increase in net sales for 2010 as compared to 2009 resulted from higher sales volumes of $150 million or 21 percent, partially offset by lower average selling prices of $10 million or 1 percent and unfavorable currency exchange rate fluctuations of $5 million or 1 percent.  The higher sales volumes were experienced predominately by our THERMINOL® heat transfer fluid, SANTOFLEX® antidegradants and CRYSTEX® insoluable sulfur due to strengthening demand in the global automotive and industrial markets most significantly in Europe and the Asia Pacific region.  Lower average selling prices were experienced primarily within our SANTOFLEX® antidegradants due to the supply/demand profile of that market.  The unfavorable currency impact was driven most notably by the increased strength of the U.S. dollar versus the Euro in comparison to the same period in 2009.

The increase in segment profit for 2011 as compared to 2010 resulted primarily from higher net sales, as discussed above,  lower charges as compared to the same period in 2010 as discussed in the Summary of Events Affecting Comparability section and lower compensation expense related to our annual incentive plan, partially offset by higher raw material costs of $63 million and higher R&D expenditures.

The increase in segment profit for 2010 as compared to 2009 resulted primarily from higher net sales and improved utilization and fixed cost absorption, partially offset by higher charges as compared to the same period in 2009 described in the Summary of Events Affecting Comparability section, higher raw material costs of $13 million, predominately related to our THERMINOL® heat transfer fluids, and the reinstatement of our annual incentive compensation program.

Unallocated and Other
				$ Increase (Decrease)		% Increase (Decrease)
(dollars in millions)	2011	2010	2009	2011 vs 2010	2010 vs 2009	2011 vs 2010	2010 vs 2009
Components of Unallocated and Other
Other Operations Segment Loss	$-	$(4)	$(12)
Corporate Expenses	(53)	(60)	(46)
Share-Based Compensation Expense	(18)	(20)	(17)
Other Unallocated (Expense) Gain, net	8	(3)	(21)
Unallocated and Other results	$(63)	$(87)	$(96)	$24	$9	28%	9%

Charges Included in Unallocated and Other Results
Other Operations Segment Loss	$-	$(5)	$(8)
Corporate Expense	(8)	(1)	(6)
Share-Based Compensation Expense	(2)	-	-
Other Unallocated (Expense) Gain, net	15	(3)	(11)
Gains (Charges) included in Unallocated and Other	$5	$(9)	$(25)	$14	$16	N.M.	N.M.

Net losses on Unallocated and Other results decreased $24 million for the year ended December 31, 2011 as compared to the same period in 2010 largely due to higher net gains in 2011 compared to the same period in 2010 as described in the Summary of Events Affecting Comparability section.  After taking into consideration the higher net gains in 2011, net losses in unallocated and other decreased in 2011 due largely to lower corporate expense and share-based compensation, partially offset by higher other unallocated expense, net.  Corporate expenses decreased in 2011 due predominately to lower compensation expense, largely related to our annual incentive plan and the positive effects of previously completed restructuring events.  Higher losses on our other unallocated expense, net was driven by lower dividend income in 2011 from Ascend Performance Materials Holdings Inc and the lack of foreign currency gains in 2011, partially offset by decreased net charges related to environmental remediation projects.  As more fully discussed in Note 3 to our consolidated financial statements, in 2011 we sold our approximately 2 percent interest in Ascend Performance Materials Holdings Inc.

Net losses on Unallocated and Other results decreased $9 million for the year ended December 31, 2010 as compared to the same period in 2009 due largely to lower net charges described in the Summary of Events Affecting Comparability section.  After taking into consideration the lower net charges in 2010, net losses in unallocated and other increased in 2010 due largely to higher corporate expenses and share-based compensation, partially offset by lower losses on our other operations segment and lower other unallocated expense, net.  Higher corporate expenses in 2010 were primarily due to the return of employee incentives that were temporarily suspended during 2009.  Lower losses from our other operations segment, were driven by improved demand coupled with lower operational expenses prior to the sale discussed in Note 3 to our consolidated financial statements. Lower other unallocated expense, net is primarily due to $4 million in gains on foreign currency exposure recognized in 2010 compared to $4 million of losses for the same period in 2009.

Interest Expense
				$ Increase (Decrease)		% Increase (Decrease)
(dollars in millions)	2011	2010	2009	2011 vs 2010	2010 vs 2009	2011 vs 2010	2010 vs 2009
Interest Expense	$101	$139	$121	$(38)	$18	(27)%	15%

Interest expense decreased in 2011 versus 2010 predominately due to lower expense related to our interest rate derivative contracts combined with a lower average debt balance and a lower average interest rate.  In 2011, we realized $8 million of expense on our interest rate derivative contracts compared to $25 million in the same period in 2010.   The expense on our interest rate derivative contracts in 2010 relates primarily to fair value declines experienced in the first seven months of the year while 2011 losses are comprised of losses that were reclassified out of Other Comprehensive Loss into earnings.  For 2011, our average debt balance was $1.4 billion compared to $1.5 billion during 2010.  Our average interest rate dropped from 6.6 percent during 2010 to 6.0 percent during 2011 as a result of the restructuring of our debt facility as further discussed in Note 8 to the accompanying consolidated financial statements.

Interest expense increased in 2010 versus 2009 due primarily to higher average debt balances and increased expense related to our interest rate derivative contracts, partially offset by lower amortization of debt issue costs and a lower average interest rate.  For 2009, our average debt balance was $1.3 billion while our average interest rate was 7.5 percent.  We did not realize any expense on our interest rate derivative contracts in 2009.  Offsetting these increases was lower amortization of debt issue costs of $12 million in 2010 versus 2009 as a result of the restructuring of our debt facility as further discussed in Note 8 to the accompanying consolidated financial statements.

Loss on Debt Extinguishment or Modification
				$ Increase (Decrease)		% Increase (Decrease)
(dollars in millions)	2011	2010	2009	2011 vs 2010	2010 vs 2009	2011 vs 2010	2010 vs 2009
Loss on debt extinguishment or modification	$4	$89	$38	$(85)	$51	(96)%	134%

The decrease in loss on debt extinguishment or modification in 2011 compared to 2010 was the result of the early extinguishment of our senior secured term loan (“2014 Term Loan”) and senior secured asset-based revolving credit facility (“2013 Revolver”) in 2010 as compared to the modification of our current credit facility and the repurchase of a portion of our notes due in 2017 (“8.75% Notes”) and 2020 (“7.875% Notes”) in 2011.  See the Summary of Events Affecting Comparability for additional discussion. As a result of the early retirement of our 2014 Term Loan and 2013 Revolver in 2010, we incurred a $9 million prepayment penalty and an $80 million non-cash charge related to the write-off of deferred debt issuance costs associated with these facilities while we incurred $2 million of fees related to the modification of our current credit facility and a $2 million premium on the open market repurchases of our 8.75% Notes and 7.875% Notes in 2011.  Our current credit facility is comprised of a senior secured term loan due in 2017 (“2017 Term Loan”) and a $300 million revolving credit facility (“2015 Revolver”).

The increase in loss on debt extinguishment or modification in 2010 compared to 2009 is a result of the early extinguishment in 2010, as described above, compared to the early extinguishments of 2009, as described in the Summary of Events Affecting Comparability. The early extinguishments of 2009 consisted of a $30 million non-cash charge related to the write-off of a portion of the deferred debt issue costs related to our 2014 Term Loan and an $8 million non-cash charge related to the write-off of deferred debt issue costs and discounts related to our German term loan.

Income Tax Expense
				$ Increase (Decrease)		% Increase (Decrease)
(dollars in millions)	2011	2010	2009	2011 vs 2010	2010 vs 2009	2011 vs 2010	2010 vs 2009
Income Tax Expense	$30	$31	$17	$(1)	$14	(3)%	82%
Increase (Decrease) in Valuation Allowance included in Income tax Expense	$(39)	$19	$20

Income tax expense decreased in the year ended December 31, 2011 compared to 2010 due to an increase in discrete tax benefits recognized, partially offset by an increase in tax due to the mix of income and losses in the tax jurisdictions in which we operate.  In 2011 and 2010, discrete tax benefits of $6 and $1 million were recorded.  Discrete items in 2011 were primarily due to the re-measurement of uncertain tax positions due to events in the current period and statute of limitation expirations, partially offset by tax positions with respect to the current year.  Discrete items in 2010 were primarily due to the expiration of statutes of limitations, the closure of certain foreign audits and the reversal of a valuation allowance in a foreign jurisdiction, offset by tax positions with respect to the current year and the re-measurement of uncertain tax positions for events in the current period.  Also impacting our income tax expense in 2011 and 2010 are income tax benefits of $3 million and $6 million, respectively, associated with unusual or infrequently occurring items, as described in the Summary of Events Affecting Comparability section.  After consideration of the discrete tax benefits and the income tax benefits on events affecting comparability, income tax expense was $39 and $38 in 2011 and 2010, respectively.  The increase in income tax expense is the result of an increase in earnings in jurisdictions with relatively high tax rates.  Income tax expense recorded in both periods relates only to foreign jurisdictions.

The increase in income tax expense in 2010 as compared to 2009 is primarily attributable to $40 million of higher income from ex-U.S. operations along with a higher effective tax rate on this income, non-deductible costs of acquisitions and the closure of audits.  Also, our 2010 and 2009 income tax expense was benefited $10 million and $8 million, respectively, due to a net reduction in reserves related to uncertain tax positions plus, with respect to 2010, a reduction in a valuation allowance on an ex-U.S. entity.  Our U.S. operations experienced pre-tax losses in both periods of 2010 and 2009 but no income tax benefit was recognized as a full valuation allowance has been provided against the U.S. deferred tax assets.

 As a result of the issuance of new common stock upon emergence from bankruptcy, we realized a change of ownership for purposes of Section 382 of the Internal Revenue Code.  We do not currently expect this change to significantly limit our ability to utilize our NOL in the carryforward period, which we estimate to be approximately $1.3 billion at December 31, 2011, of which approximately $0.6 billion is currently available.

Discontinued Operations
				$ Increase (Decrease)		% Increase (Decrease)
(dollars in millions)	2011	2010	2009	2011 vs 2010	2010 vs 2009	2011 vs 2010	2010 vs 2009
Integrated Nylon business	$-	$17	$(170)
Primary Accelerators business	-	(26)	(6)
Other	-	-	1
Loss from Discontinued Operations, net of tax	$-	$(9)	$(175)	$9	$166	100%	95%

Loss from discontinued operations consists of the results of our Integrated Nylon business, Primary Accelerators business and other previously divested businesses.  As described in Note 3 to the accompanying consolidated financial statements, we sold our Integrated Nylon business in June 2009 at a $76 million loss with operating results through the sale resulting in a loss of $94 million while we recognized a gain of $17 million during 2010 on settlement of contingent liabilities associated with the Alvin, Texas plant included in the sale of our Integrated Nylon business.  Our loss related to Primary Accelerators increased in 2010 as a result of an increase in charges related to the shutdown, which occurred in September 2010.

Financial Condition and Liquidity

As of December 31, 2011, our total liquidity was $391 million which was comprised of $278 million in availability under our 2015 Revolver and $113 million in cash and cash equivalents.  As of December 31, 2011, we had no draws against our 2015 Revolver but availability was reduced by letters of credit of $22 million.

Throughout 2011, deleveraging was a priority of management.  As such, we significantly reduced our long-term debt in 2011 through the repayment of $127 million in principal, of which $125 million was voluntary.  Also in 2011, we amended our 2017 Term Loan whereby our LIBOR floor and applicable margin were both reduced, resulting in a reduction of the yield on this debt by 100 basis points.  Furthermore, in conjunction with this refinancing, terms of the agreement were modified in order to provide us with greater strategic and financial flexibility.

For 2012, our anticipated use of cash includes fulfillment of our interest, postretirement, environmental, tax, dividend and restructuring obligations, along with approximately $150 million in capital expenditures for new initiatives, capacity expansion and productivity enhancement along with those for maintenance and safety requirements.  To the extent it is necessary to fund growth initiatives and certain seasonal demands of our operations, an additional use of cash may be needed for working capital.  Finally, an additional use of cash will be on costs associated with our agreement and plan of merger with Eastman Chemical Company, as more fully described in Note 21 to our Consolidated Financial Statements, which are estimated to be approximately $35 million, of which approximately $25 million is payable only upon closing of the merger.

Cash flows from continuing operations, estimated to be within the range of $235 million and $275 million after incorporating the above merger related payments, are estimated to be our most significant source of cash in 2012.  We expect our current liquidity resources, along with future cash flows from continuing operations, will be adequate to meet our projected cash requirements.  Additional liquidity, if necessary, would include additional lines of credit, financing of customer receivables and/or other assets and asset sales, all of which are allowable, with certain limitations, under our existing credit agreements.

Cash Flows - Continuing Operations

Our cash flows from continuing operations attributable to operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the following table:

				Increase (Decrease)
Cash Flow Summary- Continuing Operations (dollars in millions)	2011	2010	2009	2011 vs 2010	2010 vs 2009

Cash provided by operating activities	$232	$296	$194	$(64)	$102
Cash used in investing activities	(159)	(429)	(28)	270	(401)
Cash provided by (used in) financing activities	(144)	127	(19)	(271)	146
Effect of exchange rate changes on cash	2	(24)	-	26	(24)
Net change in cash for period attributable to continuing operations	$(69)	$(30)	$147	$(39)	$(177)

Operating activities:  In 2011, we generated less cash from continuing operations than we did in 2010 due primarily to an increase in accounts receivable and inventory and higher payments on ex-U.S. income taxes as partially offset by lower payments on our postretirement obligations and restructuring programs.  Accounts receivable and inventory increased on higher sales and as a percentage of sales on higher raw material prices and, with respect to inventory, higher levels were required in 2011 in anticipation of scheduled shutdowns to facilitate  capacity upgrades.  Cash payments for income taxes increased $7 million in 2011 as compared to 2010 due to higher ex-U.S. earnings in 2011 along with the payment on an ex-U.S. income tax liability in 2011 on 2010 earnings.  Lower payments on our postretirement obligations are due to $17 million in lower pension contributions combined with $12 million in lower payments on our retiree healthcare and other retiree benefits due primarily to a 2011 plan amendment allowing for greater reimbursement to us from the VEBA retiree trust established upon our emergence from bankruptcy.

In 2010, we generated more cash from continuing operations than we did in 2009 due to higher operating income, lower payments on our postretirement obligations and on our restructuring obligations, as partially offset by higher payments on our ex-U.S. income taxes, interest, our annual incentive plan and on environmental remediation.  Working capital requirements declined in 2010 on significantly higher sales but the positive impact to cash provided by operating activities was less than in the prior year period as working capital requirements for 2009 were aggressively reduced in response to the decline in demand across the global construction, automotive and industrial sectors experienced throughout the global economy along with an uncertainty on the timing of a recovery.  Lower payments on our postretirement obligations are due to $8 million in lower pension contributions made in 2010 and lower payments on our retiree healthcare and other benefits due to a lower number of participants along with a lower per incident cost.  Cash payments for income taxes increased $15 million in 2010 as compared to 2009 due to higher ex-U.S. earnings in 2010 coupled with the receipt of a tax refund of $8 million in 2009 related to prior year operations in Germany.  Payments on interest increased in 2010 due to higher average balances outstanding throughout the year as partially offset by a lower average interest rate.  Finally, and with respect to our environmental remediation cash payments, we received $28 million in 2009 from a restricted cash fund that was established upon our emergence from bankruptcy, as reimbursement on $29 million in cash payments on our environmental remediation liabilities.  With the exhaustion of this fund in 2009 and, therefore no reimbursement, we used $26 million of cash on hand to satisfy these requirements throughout 2010.

Investing activities:  The decrease in cash used in investing activities in 2011, compared to 2010, was primarily due to lower acquisition related payments, higher proceeds on asset sales as partially offset by higher property, plant and equipment purchases.  See Note 3 to the Consolidated Financial Statements for information on acquisitions and asset disposals.  Higher capital expenditures in 2011 were primarily associated with PVB and EVA growth related projects in Suzhou, China and Ghent, Belgium.

The increase in cash used in investing activities during 2010 compared to 2009 was primarily due to higher acquisition related payments and higher capital expenditures in 2010.  See Note 3 to the accompanying consolidated financial statements for information on acquisitions.  In 2009, the majority of growth related capital projects were suspended in reaction to the global economic slowdown.  With the emergence of a more stable economic environment in 2010, we invested in certain growth capital projects, most significantly the completion of our architectural acoustic project in Belgium and the initiation of PVB and EVA capacity expansions in China.

Financing activities:  Cash used by financing activities was $144 million in 2011 as compared to cash provided by financing activities of $127 million in 2010.  In 2011, we used excess cash to significantly reduce long-term debt by voluntarily repaying $125 million in principal.  In 2010, we extinguished our existing 2014 Term Loan and 2013 Revolver replacing them with our 2017 Term Loan and 2015 Revolver, and issued the 7.875% Notes.  Net proceeds were used to partially fund our acquisition of Novomatrix and Vistasolar.    In addition to these activities, we used excess cash provided by operations to fully repay $16 million of short-term borrowings.  See Note 8 to the accompanying consolidated financial statements for additional information on our debt.

During 2009, we used $119 million in cash provided by the sale of common stock, along with proceeds received on the sale of our Integrated Nylon business and cash provided by operations, to fully repay our 2013 Revolver along with $12 million on our 2014 Term Loan.

Working Capital – Continuing Operations

Working capital used for continuing operations is summarized as follows:

	December 31,	December 31,
Working Capital- Continuing Operations (dollars in millions)	2011	2010	Increase (Decrease)

Cash and cash equivalents	$113	$191
Trade receivables, net	236	228
Inventories	335	275
Other current assets	102	102
Total current assets	$786	$796

Accounts payable	$186	$173
Accrued liabilities	227	235
Total current liabilities	$413	$408

Working Capital	$373	$388	$(15)

Our working capital - continuing operations decreased in 2011 as compared to 2010 primarily due to the net impact of the acquisition of Southwall as partially offset by higher inventory levels manufactured in anticipation of scheduled shutdowns required to facilitate capacity expansions.   In 2011, we completed the acquisition of Southwall which decreased cash and cash equivalents by $105 million and modestly increased our other net working capital balances.

From time to time we sell trade receivables without recourse to third parties.  These trade receivables are removed from our Consolidated Statement of Financial Position and reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows at the time of sale to the third party.  Uncollected trade receivables sold under these arrangements and removed from the Consolidated Statement of Financial Position were $14 million and $9 million at December 31, 2011 and 2010, respectively.  The average monthly amounts of trade receivables sold were $7 million for the twelve months ended December 31, 2011.

Cash Flows - Discontinued Operations

Cash Flow Summary- Discontinued Operations				Increase (Decrease)
(dollars in millions)	2011	2010	2009	2011 vs 2010	2010 vs 2009

Cash provided by (used in) operating activities	$(10)	$(22)	$57	$12	$(79)
Cash provided by investing activities	1	-	7	1	(7)
Net change in cash for period attributable to discontinued operations	$(9)	$(22)	$64	$13	$(86)

Cash used in discontinued operations in 2011 is primarily comprised of exit related payments associated with our Primary Accelerators shutdown, which ceased manufacturing in the third quarter 2010, partially offset by cash proceeds from the monetization of working capital and proceeds from the sale of assets from discontinued operations.  Cash used in discontinued operations for 2010 is comprised of $5 million used to operate Primary Accelerators, net of $7 million in restructuring payments, with the remainder comprised of settlement payments related to contingent liabilities associated with the sale of our Integrated Nylon business.

Capital Expenditures

Capital expenditures are projected to be approximately $150 million during 2012 of which $90 million to $100 million of this estimate is attributable to new products and expansion and productivity projects while the remainder is attributable to maintenance and right–to-operate projects.

Pension Contributions

We sponsor several defined benefit pension plans whereby we made cash contributions of $51 million, $68 million and $76 million to the plans during 2011, 2010 and 2009, respectively.  We expect to contribute approximately $80 million in cash to these pension plans during 2012.  Actual contributions to the plans and satisfaction of these outstanding liabilities may differ and will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws and market conditions.

Off-Balance Sheet Arrangements

See Note 16 to the accompanying consolidated financial statements for a summary of off-balance sheet arrangements as of December 31, 2011.

Commitments

Our current subsidiaries CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Overseas, Inc., Southwall Technologies Inc. and future subsidiaries as defined by the Credit Facility, subject to certain exceptions, are guarantors of our obligations under the 2017 Term Loan and 2015 Revolver (“Credit Facility Guarantors”).   The Credit Facility and the related guarantees are secured by liens on substantially all of our and the Credit Facility Guarantors’ present and future assets.  Our current subsidiaries CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Overseas,  Inc.,     S E Investment LLC, Southwall Technologies Inc. and future subsidiaries as defined by the notes, subject to certain exceptions, are guarantors (“Note Guarantors”) of the 8.75% Notes and 7.875% Notes.

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2011.

	Obligations Due by Period (Dollars in Millions)
Contractual Obligations	Total	2012	2013	2014	2015-2016	2017 and thereafter
Long-Term Debt, including current portion	$1,341	$-	$-	$-	$8	$1,333
Interest Payments Related to Long-Term Debt	513	80	80	80	160	113
Operating Leases	50	14	11	8	11	6
Unconditional Purchase Obligations (a)	147	127	16	3	1	-
Standby Letters of Credit (b)	52	51	-	-	-	1
Postretirement Obligations (c)	311	83	80	69	19	60
Environmental Remediation	256	29	31	30	51	115
Discontinued Operations Obligations	26	8	4	4	6	4
Uncertain Tax Positions (d)	-	-	-	-	-	-
Total Contractual Obligations	$2,696	$392	$222	$194	$256	$1,632

(a)	Unconditional purchase obligations primarily represent minimum non-cancelable future commitments to purchase raw materials and energy.
(b)	Standby letters of credit contractually expiring in 2012 are generally anticipated to be renewed or extended by extensions with existing standby letters of credit providers.
(c)
Represents estimated future minimum funding requirements for funded pension plans and other postretirement plans and estimated future benefit payments for unfunded pension and other postretirement plans.

(d)	We have $41 million recorded in other liabilities on the Consolidated Statement of Financial Position for which it is not reasonably possible to predict when it may be paid.

Contingencies

See Note 16 to the accompanying consolidated financial statements for a summary of our contingencies as of December 31, 2011.

Supplementary Information

Summary of Events Affecting Comparability

Charges and gains recorded in 2011, 2010 and 2009 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):

2011 Events

Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated/ Other	Consolidated
Impact on:
Cost of goods sold	$-	$2	$-	$-	$2	(a)
Selling, general and administrative expenses	-	-	-	5	5	(b)
	-	-	-	5	5	(c)
				5	5	(a)
Other operating income, net	-	-	-	9	9	(b)
	-	-	(17)	-	(17)	(d)
	-	-	-	(29)	(29)	(e)
Operating Income Impact	$-	$(2)	$17	$5	$20
Loss on debt extinguishment or modification	-	-	-	(4)	(4)	(f)
Pre-tax Income Statement Impact	$-	$(2)	$17	$1	$16
Income tax benefit					(3)	(g)
After-tax Income Statement Impact					$19

(a)	Acquisition and start-up expenses on acquired businesses ($7 million pre-tax and $6 million after-tax).
(b)	Severance, pension settlement and other charges related to the relocation of our European regional headquarters ($14 million pre-tax and $10 million after-tax).
(c)	Severance of $3 million and share-based compensation costs of $2 million on executive officer separation agreement ($5 million pre-tax and after-tax).
(d)	Gain on certain other rubber chemicals divestitures ($17 million pre-tax and $15 million after-tax).
(e)	Gain related to the sale of our remaining 2% ownership interest in Ascend Performance Materials Holdings Inc. ($29 million pre-tax and after-tax).
(f)	Charges related to the modification of our 2017 Term Loan and premium paid in conjunction with the open market repurchase of our 8.75% and 7.875% Notes ($4 million pre-tax and after-tax).
(g)	Income tax impact has been provided on gains and charges in the quarter recognized at the tax rate in the jurisdiction in which they have been or will be realized.

2010 Events

Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated/Other	Consolidated
Impact on:
Cost of goods sold	$-	$1	$-	$1	$2	(a)
	-	-	2	-	2	(b)
	-	-	7	-	7	(c)
	-	1	-	-	1	(d)
Selling, general and administrative expenses	1	-	1	2	4	(a)
	-	-	1	-	1	(c)
	-	-	-	7	7	(e)
Other operating income, net	-	-	-	5	5	(f)
	-	-	(5)	-	(5)	(g)
	-	-	-	2	2	(h)
Operating Income Impact	$(1)	$(2)	$(6)	$(17)	$(26)
Other income (loss), net	-	-	-	8	8	(i)
Loss on debt extinguishment or extinguishment	-	-	-	(89)	(89)	(j)
Pre-tax Income Statement Impact	$(1)	$(2)	$(6)	$(98)	$(107)
Income tax benefit					(6)	(k)
After-tax Income Statement Impact					$(101)

(a)	Severance, pension settlement and retraining costs related to the general corporate restructuring ($6 million pre-tax and $5 million after-tax).
(b)	Restructuring costs related to the closure of our Ruabon facility ($2 million pre-tax and after-tax).
(c)	Restructuring costs related to the closure of our Cologne facility ($8 million pre-tax and $6 million after-tax).
(d)	Inventory step-up related to the Novomatrix acquisition ($1 million pre-tax and after-tax).
(e)	Acquisition expense on acquired businesses ($7 million pre-tax and $6 million after-tax).
(f)	Loss on the sale of our European Plastic Products business ($5 million pre-tax and $3 million after-tax).
(g)	Gain on the sale of select assets of Perkalink ($5 million pre-tax and $4 million after-tax)
(h)	Loss on settlement of a contractual dispute ($2 million pre-tax and after-tax).
(i)	Gain on settlement of tax indemnification case ($8 million pre-tax and after-tax).
(j)	Charges related to the early extinguishment of our 2014 Term Loan and 2013 Revolver ($89 million pre-tax and $88 million after-tax).
(k)	Income tax impact has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

2009 Events

Increase/(Decrese)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated/Other	Consolidated
Impact on:
Cost of goods sold	$(2)	$-	$(3)	$(1)	$(6)	(a)
	3	1	1	8	13	(b)
	5	-	-	-	5	(c)
	-	-	(2)	-	(2)	(d)
	-	4	-	-	4	(e)
	-	-	-	1	1	(f)
Selling, general and administrative expenses	(4)	-	(9)	(3)	(16)	(a)
	12	3	2	15	32	(b)
	-	-	1	-	1	(g)
Research and development expenses	(1)	-	-	-	(1)	(a)
	1	-	-	-	1	(b)
Other operating income, net	-	-	(4)	-	(4)	(h)
	-	-	-	5	5	(i)
	-	(1)	-	-	(1)	(e)
Operating Income Impact	$(14)	$(7)	$14	$(25)	$(32)
Loss on debt extinguishment or modification	-	-	-	(30)	(30)	(j)
	-	-	-	(8)	(8)	(k)
Pre-Tax Income Statement Impact	$(14)	$(7)	$14	$(63)	$(70)
Income tax benefit					(3)	(l)
After-Tax Income Statement Impact					$(67)
(a)	Gain related to the reduction in the 2008 annual incentive plan ($23 million pre-tax and $20 million after-tax).
(b)	Severance, pension settlement and retraining costs related to the general corporate restructuring ($46 million pre-tax and $40 million after-tax).
(c)	Charges related to the closure of the SAFLEX® production line at our Trenton Facility ($5 million pre-tax and after-tax).
(d)	Net gains related to the closure of our Ruabon Facility ($2 million pre-tax and after-tax).
(e)	Net charges of $3 million related to consolidation of certain European manufacturing and distribution sites ($3 million pre-tax and after-tax).
(f)	Impairment of intangible assets related to the sale of our North American Plastic Products business($1 million pre-tax and after-tax).
(g)	Impairment of intangible assets related to the sale of our Thiurams business (“Thiurams Sale”) ($1 million pre-tax and after-tax).
(h)	Gain on the Thiurams Sale ($4 million pre-tax and $3 million after-tax).
(i)	Loss on the sale of our North American Plastic Products business ($5 million pre-tax and after-tax).
(j)	Charges related to a prepayment of our 2014 Term Loan ($30 million pre-tax and after-tax).
(k)	Charges related to the early extinguishment of the German term loan ($8 million pre-tax and after-tax).
(l)	Income tax impact has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

Non-GAAP Reconciliations

Reconcilations of our non-U.S. GAAP measures to U.S. GAAP measures are included below.  Amounts are stated in millions, except per share figures.

Adjusted EBITDA	2011	2010	2009
Net Income (Loss) attributable to Solutia	$262	$78	$(113)
Plus: Loss from Discontinued Operations, net of tax	-	9	175
Income from Continuing Operations attributable to Solutia	$262	$87	$62
Plus:
Income tax expense	$30	$31	$17
Interest expense	101	139	121
Loss on debt extinguishment or modification	4	89	38
Depreciation and amortization	125	117	107
Subtotal	$522	$463	$345
Plus:
Events affecting comparability (a)	$(20)	$18	$32
Non-cash share-based compensation expense (b)	16	20	17
Primary Accelerators cost overhang (c)	-	3	5
Adjusted EBITDA	$518	$504	$399

(a)	See table of Events Affecting Comparability.
(b)	Net of share-based compensation expense related to the separation agreement of an executive officer that was included in 2011 Events Affecting Comparability.
(c)	Costs incurred related to the shutdown of our Primary Accelerators and Integrated Nylon businesses that is not reflective of costs of the ongoing operations.

Adjusted Earnings and Adjusted EPS	2011	2010	2009
Income from Continuing Operations attributable to Solutia	$262	$87	$62
Plus: Events affecting comparability, net of tax (a)	(19)	101	67
Adjusted Earnings	$243	$188	$129
Weighted average diluted shares outstanding	121.3	120.0	106.7
Adjusted Earnings per Share	$2.00	$1.57	$1.21

(a)	See table of Events Affecting Comparability.

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

Impairment of Goodwill and Indefinite-Lived Intangible Assets

As of December 31, 2011 and 2010, we had goodwill and indefinite-lived intangible asset balances of $948 million and $904 million, respectively, which relate to our adoption of fresh-start accounting upon the emergence from bankruptcy along with certain acquisitions completed in 2010 and 2011, as further discussed in Note 3 to the accompanying consolidated financial statements.  We perform goodwill and indefinite-lived intangible asset impairment tests during the fourth quarter of each year but on a more frequent basis if changes in circumstances indicate the carrying value may not be recoverable during the intervening period.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and the testing for recoverability of a significant asset group within a reporting unit.  Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

We perform the review for goodwill impairment at the reporting unit level and the test involves a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value.  The fair value of our Technical Specialties and Saflex reporting units is determined considering both the market and income approaches.  The fair value of our Performance Films and Photovoltaic reporting units is determined utilizing the income approach.  Under the market approach, fair value is based on a comparison of similar publicly traded companies and/or completed market transactions.  Under the income approach, fair value is determined using an estimate of future cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows.  The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures.  Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.

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

Our fourth quarter reviews concluded that there was no goodwill or indefinite-lived intangible asset impairment in 2011 due to the substantial excess of fair value over the respective carrying value.

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

The expected long-term rate of return on pension plan assets assumption was 8 and 8.25 percent in 2011 and 2010, respectively.  The expected long-term rate of return on pension plan assets assumption is based on the target asset allocation policy and the expected future rates of return on these assets.  A hypothetical 25 basis point change in the assumed long-term rate of return would result in a change of approximately $1 million to pension expense.

The discount rates used to re-measure the pension plans were 4.5 percent and 5 percent at December 31, 2011 and 2010, respectively.  The discount rate used to re-measure the OPEB plans was 4.2 and 4.75 percent for December 31, 2011 and 2010, respectively.  We establish our discount rate based upon the internal rate of return for a portfolio of high quality bonds with maturities consistent with the nature and timing of future cash flows for each specific plan.  A hypothetical 25 basis point change in the discount rate for our pension plans results in a change of approximately $12 million in the projected benefit obligation and no change in pension expense.  A hypothetical 25 basis point change in the discount rate for our OPEB plans results in a change of approximately $2 million in the accumulated benefit obligation and no impact to OPEB expense.

We estimated the five-year assumed trend rate for healthcare costs in 2011 to be 7.5 percent with the ultimate trend rate for healthcare costs grading by 0.5 percent each year to 5 percent by 2016 and remaining at that level thereafter.  A 1 percent change in the assumed health care cost trend rate would have changed the postretirement benefit obligation by $1 million as of December 31, 2011 and would have no impact to OPEB expense in 2011.  Our costs for postretirement medical benefits are capped for many current retirees and active employees; therefore, the impact of this hypothetical change in the assumed health care cost trend rate is limited.

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

We make substantial expenditures for environmental remediation activities.  In almost all cases, our liability arising from historical contamination is a result of operations and other events that occurred at our facilities or as a result of their operation prior to the Solutia Spinoff.  For example, we have agreed to share responsibility with Monsanto for the environmental remediation at certain locations outside our plant boundaries in Anniston, Alabama, and Sauget, Illinois, which were incurred prior to the Solutia Spinoff (the “Shared Sites”).  Under this cost sharing arrangement, we are responsible for the funding of environmental liabilities at the Shared Sites from the Effective Date up to a total of $325 million after the exhaustion of funds from the special purpose entity dedicated to the Shared Sites.  Thereafter, if needed, we and Monsanto will share responsibility equally.  From the Effective Date through December 31, 2011, we have made cash payments of $35 million toward remediation of Shared Sites after exhaustion of the of special purpose entity funds in 2009 and have accrued an additional $158 million to be paid over the life of the Shared Sites remediation activity.

At December 31, 2011, our Consolidated Statement of Financial Position included an accrual of $256 million compared to $273 million at December 31, 2010 for all environmental remediation activities that we believe to be probable and estimable.  Total cash expenditures for environmental remediation activities related to recorded environmental liabilities were $23 million, $26 million and $29 million in 2011, 2010 and 2009, respectively.  Of these amounts in 2009, $28 million was reimbursed to us by a special purpose entity established upon our emergence from bankruptcy, which was fully exhausted in the fourth quarter 2009.  Charges taken for environmental remediation activities in 2011, 2010 and 2009 were $6 million, $8 million and $10 million, respectively.  In 2012, we anticipate our cash expenditures to be approximately $29 million and charges for environmental remediation activities to be similar to amounts expensed in 2011.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business operations give rise to market risk exposures that result from changes in foreign currency exchange rates, interest rates and certain commodity prices.  To manage the volatility relating to these exposures, we periodically enter into various derivative transactions that enable us to mitigate the adverse effects of financial market risk.  Our approved policies and procedures do not permit the purchase or holding of any derivative financial instruments for trading purposes.  We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations.  Note 2 and Note 9 to the accompanying consolidated financial statements include further discussion of our accounting policies for derivative financial instruments.

Foreign Currency Exchange Rate Risk

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates.  We use foreign currency derivative instruments to manage the volatility associated with foreign currency changes in assets and liabilities created in the normal course of business and to protect against exposure related to intercompany transactions.  We also use foreign currency derivative instruments to manage the volatility associated with cash flows related to sales or purchases denominated in foreign currencies.  These risks are hedged primarily through the use of forward contracts and purchased options with maturities of less than 18 months.  Our policy prescribes the range of allowable hedging activity and what hedging instruments we are permitted to use.  Because the counterparties to these contracts are major international financing institutions, credit risk arising from these contracts is not significant, and we do not anticipate any counterparty losses.  Currency restrictions are not expected to have a significant effect on our cash flows, liquidity or capital resources.  Major currencies affecting our business are the U.S. dollar, Euro, Brazilian real, British pound sterling, Malaysian ringgit, Singapore dollar, Chinese yuan and the Japanese yen.

At December 31, 2011, we have currency forward contracts to purchase and sell $254 million of currencies, principally the Euro, U.S. dollar, Malaysian ringgit and Brazilian real with average remaining maturities of three months. Based on our overall currency rate exposure at December 31, 2011, a 10 percent adverse change in quoted foreign currency rates of these instruments would result in a change in fair value of these instruments of $11 million.

Interest Rate Risk

Interest rate risk is primarily related to changes in interest expense from floating rate debt.  During 2011, the risk on existing floating rate debt consisted primarily of our 2017 Term Loan, which bears interest at one month LIBOR plus 2.75 percent with a 0.75 percent LIBOR floor and our 2015 Revolver, which bears interest, at our option, at LIBOR plus 3.25 percent, with no LIBOR floor, or the prime rate plus 2.25 percent.  To limit our exposure to changes in interest expense from floating rate debt on our 2017 Term Loan, we entered into interest rate cap agreements with a total notional amount of $500 million that are operational beginning in the first quarter of 2011 and decline to $200 million through December 2015.  These caps limit our exposure on the notional amount to the LIBOR floor.  Therefore, any exposure to interest rate changes exists on the amount outstanding on the 2017 Term Loan that exceeds the notional amount of the cap.  Due to the historically low LIBOR rates during the year and the interest rate cap, the impact of a 1 percent increase in LIBOR rates would be less than $1 million.  An analysis of the impact of a hypothetical increase in interest rates in relation to our 2015 Revolver has not been performed since there were no borrowings outstanding on the 2015 Revolver throughout 2011.

Commodity Price Risk

Certain raw materials and energy resources used by us are subject to price volatility caused by weather, crude oil prices, supply conditions, political and economic variables and other unpredictable factors.  We periodically use forward and option contracts to manage a portion of the volatility related to anticipated energy purchases, primarily natural gas used as part of domestic operations.  Forward and option contracts were used by us during 2009 prior to the sale of our Integrated Nylon business; however, in 2011 we did not have any commodity forward contracts requiring fair value treatment due to our decreased exposure to natural gas upon the divestiture of our Integrated Nylon business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL SECTION - TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Solutia Inc.:

We have audited the accompanying consolidated statement of financial position of Solutia Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Southwall Technologies Inc. which was acquired on November 23, 2011, and whose financial statements constitute 1 percent of total assets and less than one percent of net sales as of and for the year ended December 31, 2011.  Accordingly, our audit did not include the internal control over financial reporting for Southwall Technologies Inc.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solutia Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 24, 2012

SOLUTIA INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Net Sales	$2,097	$1,950	$1,618
Cost of goods sold	1,463	1,342	1,141
Gross Profit	634	608	477
Selling, general and administrative expenses	250	261	225
Research and development expenses	24	18	14
Other operating income, net	(44)	(2)	(4)
Operating income	404	331	242
Interest expense	(101)	(139)	(121)
Other income (loss), net	(2)	19	-
Loss on debt extinguishment or modification	(4)	(89)	(38)
Income from Continuing Operations Before Income Tax Expense	297	122	83
Income tax expense	30	31	17
Income for Continuing Operations	267	91	66
Loss from Discontinued Operations, net of tax	-	(9)	(175)
Net Income (Loss)	267	82	(109)
Net Income attributable to noncontrolling interest	5	4	4
Net Income (Loss) attributable to Solutia	$262	$78	$(113)

Basic Income (Loss) per Share attributable to Solutia:
Income from Continuing Operations	$2.19	$0.73	$0.58
Loss from Discontinued Operations	-	(0.08)	(1.64)
Net Income (Loss) attributable to Solutia	$2.19	$0.65	$(1.06)

Diluted Income (Loss) per Share attributable to Solutia:
Income from Continuing Operations	$2.16	0.73	0.58
Loss from Discontinued Operations	-	(0.08)	(1.64)
Net Income (Loss) attributable to Solutia	$2.16	$0.65	$(1.06)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Year Ended December 31,
	2011	2010	2009
Net Income (Loss)	$267	$82	$(109)
Other Comprehensive Income (Loss):
Accumulated currency adjustments	(24)	(10)	42
Postretirement adjustments	(60)	43	2
Hedging activity adjustments	(1)	10	5
Comprehensive Income (Loss)	182	125	(60)
Comprehensive Income attributable to noncontrolling interest	5	4	4
Comprehensive Income (Loss) attributable to Solutia	$177	$121	$(64)

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in millions, except per share amounts)
	December 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$113	$191
Trade receivables, net of allowances of $6 in 2011and $4 in 2010	236	228
Miscellaneous receivables	75	75
Inventories	335	275
Prepaid expenses and other assets	27	27
Current assets of discontinued operations	1	5
Total Current Assets	787	801
Net Property, Plant and Equipment	945	911
Goodwill	783	740
Net Identified Intangible Assets	916	938
Other Assets	95	147
Total Assets	$3,526	$3,537

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$186	$173
Accrued liabilities	227	235
Current liabilities of discontinued operations	8	15
Total Current Liabilities	421	423
Long-Term Debt	1,337	1,463
Postretirement Liabilities	308	308
Environmental Remediation Liabilities	227	244
Deferred Tax Liabilities	190	238
Non-current Liabilities of Discontinued Operations	18	25
Other Liabilities	98	97

Commitments and Contingencies (Note 16)

Equity:
Common stock at $0.01 par value; (500,000,000 shares authorized, 123,316,852 and
122,655,811 shares issued in 2011 and 2010, respectively)	1	1
Additional contributed capital	1,651	1,634
Treasury shares, at cost (1,247,183 in 2011 and 772,686 in 2010)	(13)	(6)
Accumulated other comprehensive loss	(279)	(194)
Accumulated deficit	(441)	(703)
Total Shareholders’ Equity attributable to Solutia	919	732
Equity attributable to noncontrolling interest	8	7
Total Equity	927	739
Total Liabilities and Equity	$3,526	$3,537

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2011	2010	2009
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS OPERATING ACTIVITIES:
Net income (loss)	$267	$82	$(109)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Loss from discontinued operations, net of tax	-	9	175
Depreciation and amortization	125	117	107
Pension contributions in excess of expense	(39)	(57)	(69)
Other postretirement benefit contributions in excess of expense	(9)	(18)	(18)
Amortization of debt issuance costs and discount	5	8	20
Deferred income taxes	(17)	(7)	1
Shared-based compensation expense	16	20	17
Other charges:
Non-cash loss on deferred debt issuance cost and debt discount write-off	-	80	38
Other (gains) charges, including restructuring expenses	(16)	27	32
Changes in assets and liabilities, net of acquisitions and divestitures:
Income taxes payable	-	(1)	(4)
Trade receivables	(10)	42	(45)
Inventories	(51)	(22)	74
Accounts payable	7	(4)	12
Restricted cash for environmental remediation and other legacy payments	-	-	28
Environmental remediation liabilities	(17)	(18)	(18)
Other assets and liabilities	(29)	38	(47)
Cash Provided by Operations—Continuing Operations	232	296	194
Cash Provided by (Used in) Operations—Discontinued Operations	(10)	(22)	57
Cash Provided by Operations	222	274	251

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(105)	(66)	(44)
Acquisition payments, net of cash acquired	(114)	(371)	(2)
Asset disposals and investment sales	60	8	9
Restricted cash	-	-	9
Cash Used in Investing Activities—Continuing Operations	(159)	(429)	(28)
Cash Provided by Investing Activities—Discontinued Operations	1	-	7
Cash Used in Investing Activities	(158)	(429)	(21)

FINANCING ACTIVITIES:
Proceeds from long-term debt obligations	-	1,144	470
Payment of long-term debt obligations	(127)	(958)	(386)
Debt issuance costs	-	(27)	(25)
Net change in long-term revolving credit facilities	-	-	(181)
Proceeds from short-term debt obligations	-	-	22
Payment of short-term debt obligations	(4)	(16)	(17)
Net change in lines of credit	-	-	(14)
Proceeds from stock issuances	-	-	119
Purchase of treasury shares	(7)	(4)	(2)
Dividends attributable to noncontrolling interest	(4)	(4)	(5)
Other, net	(2)	(8)	-
Cash Provided by (Used in) Financing Activities	(144)	127	(19)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2	(24)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(78)	(52)	211
CASH AND CASH EQUIVALENTS:
Beginning of year	191	243	32
End of year	$113	$191	$243

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$106	$110	$100
Cash payments for income taxes, net of refunds	$41	$34	$19

Non-Cash Investing Activities:
Capital expenditures included in accounts payable	$19	$8	$2

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in millions)

	Shareholders’ Equity attributable to Solutia
	Common Stock	Additional Contributed Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Equity Attributable to Noncontrolling Interest	Total Equity
December 31, 2008	$1	$1,474	$-	$(286)	$(668)	$8	$529
Comprehensive income:
Net income (loss)	-	-	-	-	(113)	4	(109)
Accumulated currency adjustments	-	-	-	42	-	-	42
Postretirement adjustments, net of tax of $(6)	-	-	-	2	-	-	2
Hedging activity adjustments	-	-	-	5	-	-	5
Dividends attributable to noncontrolling interest	-	-	-	-	-	(5)	(5)
Issuance of common stock	-	119	-	-	-	-	119
Treasury stock purchases	-	-	(2)	-	-	-	(2)
Share-based compensation expense	-	19	-	-	-	-	19
December 31, 2009	$1	$1,612	$(2)	$(237)	$(781)	$7	$600
Comprehensive income:
Net income	-	-	-	-	78	4	82
Accumulated currency adjustments	-	-	-	(10)	-	-	(10)
Postretirement adjustments, net of tax of $4	-	-	-	43	-	-	43
Hedging activity adjustments	-	-	-	10	-	-	10
Dividends attributable to noncontrolling interest	-	-	-	-	-	(4)	(4)
Treasury stock purchases	-	-	(4)	-	-	-	(4)
Stock option exercises	-	2	-	-	-	-	2
Share-based compensation expense	-	20	-	-	-	-	20
December 31, 2010	$1	$1,634	$(6)	$(194)	$(703)	$7	$739
Comprehensive income:
Net income	-	-	-	-	262	5	267
Accumulated currency adjustments	-	-	-	(24)	-	-	(24)
Postretirement adjustments, net of tax of $(1)	-	-	-	(60)	-	-	(60)
Hedging activity adjustments	-	-	-	(1)	-	-	(1)
Dividends attributable to noncontrolling interest	-	-	-	-	-	(4)	(4)
Cash dividends declared	-	(5)	-	-	-	-	(5)
Treasury stock purchases	-	-	(7)	-	-	-	(7)
Stock option exercises	-	4	-	-	-	-	4
Share-based compensation expense	-	18	-	-	-	-	18
December 31, 2011	$1	$1,651	$(13)	$(279)	$(441)	$8	$927

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

1. Background and Basis for Presentation

Solutia Inc., together with its subsidiaries, is a global manufacturer of performance materials and specialty chemicals used in a broad range of consumer and industrial applications, including polyvinyl butyral interlayers for glass lamination and photovoltaic module encapsulation and ethylene vinyl acetate (“EVA”) films for photovoltaic module encapsulation; aftermarket performance films for automotive and architectural applications; advanced film component solutions for solar and electronic technologies and technical specialties products including insoluble sulfur, PPD antidegregants, heat transfer fluids and aviation hydraulic fluids.

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

2. Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  These statements pertain to Solutia and its majority-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements which affect revenues and expenses during the period reported.  Estimates are adjusted when necessary to reflect actual experience.  Significant estimates and assumptions affect many items in the financial statements.  These include environmental reserves, self-insurance reserves, valuations of goodwill and other identified intangible assets, employee benefit plans, income tax liabilities and assets and related valuation allowances, valuation of share-based compensation, restructuring reserves, inventory obsolescence, asset impairments, litigation and other contingencies and the allocation of corporate costs to segments.  Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and finite-lived intangible assets.  Actual results may differ from those estimates and assumptions, and such results may affect income, financial position or cash flows.

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

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Inventory Valuation

Inventories are stated at cost or market, whichever is less, with cost being determined using standards, which approximate actual cost.  Variances, exclusive of unusual volume and operating performance, are capitalized into inventory. Standard cost includes direct labor and raw materials, and manufacturing overhead based on normal capacity.  Effective in 2010, the cost of all consolidated inventories is determined using the FIFO method.  For further detail, see Note 6 – Detail of Certain Balance Sheet Accounts.

We record abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) as current period charges.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over their respective estimated useful lives.  The estimated useful lives for major asset classifications are as follows:

Asset Classification	Estimated Useful Lives
Buildings and Improvements	5 to 35 years
Machinery and Equipment	5 to 20 years

Depreciation expense on property, plant, equipment and software was $85, $82 and $78 for 2011, 2010 and 2009, respectively.

Goodwill and Intangible Assets

Goodwill reflects the excess of the reorganization value over the fair value of tangible and identifiable intangible assets, net of liabilities at our adoption of fresh-start accounting as of the Effective Date as well as the excess of the purchase price for any businesses acquired over the fair value of the net assets of those businesses at the date of acquisition.  Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment as of November 30 of each year or more frequently when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.

We test goodwill for impairment by first comparing the carrying value of each reporting unit, including goodwill, to its fair value.  The fair value of our Technical Specialties and Saflex reporting units is determined considering both the market and income approaches.  The fair value of our Performance Films and Photovoltaic reporting units is determined utilizing the income approach.  Under the market approach, fair value is based on a comparison of similar publicly traded companies and/or completed market transactions.  Under the income approach, fair value is determined using an estimate of future cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows.  If the fair value is determined to be less than carrying value, a second step is performed to compute the amount of impairment, if any.  Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the net fair values of recognized and unrecognized assets and liabilities of the reporting unit.  We test intangible assets with indefinite lives for impairment through comparison of the fair value of the intangible asset with its carrying amount.  The fair value of intangible assets with indefinite lives is determined using an estimate of future cash flows attributable to the asset and a risk-adjusted discount rate to compute a net present value of future cash flows.  The shortfall of the fair value below carrying value represents the amount of impairment. See Note 5 – Goodwill and Other Intangible Assets – for further discussion of the annual impairment test.

Intangible assets that have finite useful lives are amortized over their determinable useful lives on a straight-line basis and assessed for impairment in accordance with our Impairment of Long-Lived Assets accounting policy.  The estimated useful lives range from one to twenty-seven years.

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

Litigation and Other Contingencies

We are a party to legal proceedings involving intellectual property, tort, contract, antitrust, employee benefit, environmental, government investigations and other litigation, claims and legal proceedings. We routinely assess the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable.  Potential losses are recorded to the extent that we conclude their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, we accrue the low end of the range.  In addition, we accrue for legal costs expected to be incurred with a loss contingency

Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements.  In making determinations of likely outcomes of litigation matters, we consider many factors.  These factors include, but are not limited to, past experience, scientific and other evidence, interpretation of relevant laws or regulations and the specifics and status of each matter.  If the assessment of the various factors changes, the estimates may change and could result in the recording of an accrual or a change in a previously recorded accrual.

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

Currency forward and option contracts are used to manage currency exposures for financial instruments denominated in currencies other than the respective entity’s functional currency.  To the extent these contracts are designated as cash flow hedges, gains and losses that arise from marking these instruments to market are recorded as a component of accumulated other comprehensive loss in the Consolidated Statement of Financial Position to the extent effective, and reclassified into earnings in the period during which the hedged transaction affects earnings.  For those contracts that have not been designated as hedges and for any ineffective portions of hedges, we allow the gains and losses that arise from marking the contracts to market to be included in earnings immediately in the Consolidated Statement of Operations.

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

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Recently Issued and Adopted Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11 Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”).  ASU 2011-11 requires additional disclosures around the gross and net value of assets and liabilities related to financial and derivative instruments or agreements subject to a master netting agreement.  These disclosure requirements are effective for interim and annual reporting periods beginning on or after January 1, 2013 and are not expected to have a material impact on our consolidated financial statements and the notes to those financial statements.

3. Acquisitions, Divestitures and Discontinued Operations

Acquisitions

On November 23, 2011, we purchased 100 percent of the shares of Southwall Technologies Inc. (“Southwall”) for $113.  Southwall is a leading innovator of energy-saving films and glass products for the automotive and architectural markets.  The Southwall acquisition will enable us to combine Southwall’s state-of-the art manufacturing facilities, proprietary technologies and innovative products with Solutia’s global capabilities and diverse market scope.

On April 30, 2010, we purchased 100 percent of the shares of Novomatrix Pte. Ltd. (“Novomatrix”) for $73, which was subsequently adjusted down $1 in 2011 pursuant to a working capital adjustment. Novomatrix is a leader in branding, marketing and distributing performance window films catering to the premium segment in the automotive and architectural markets.  The Novomatrix acquisition allows us to support our growth strategy for our Performance Films reporting segment by expanding our product offerings and global footprint into key emerging regions through Novomatrix’s well-established network in Southeast Asia and the Middle East.

On June 1, 2010, we purchased 100 percent of the shares of Etimex Solar GmbH (“Vistasolar”) for $294 and $3 of incremental working capital.  Vistasolar is a leading supplier of EVA encapsulants to the photovoltaic market and enables us to expand our Advanced Interlayers product portfolio into each of the dominant photovoltaic encapsulant technologies.

All of the above acquisitions were accounted for as business combinations, and accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair value.  The purchase price allocation for Southwall is subject to additional adjustments to recorded fair value relating to (i) completion of valuation reports associated with fixed assets and identified intangible assets, (ii) deferred tax assets and liabilitites and (iii) adjustments to the amount of recorded goodwill.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of all acquisitions.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

	Southwall November 23, 2011	Novomatrix April 30, 2010	Vistasolar June 1, 2010
Assets:
Cash and cash equivalents	$8	$-	$-
Trade receivables	3	2	10
Intercompany receivables	6	-	-
Miscellaneous receivables	2	1	-
Inventories	12	9	3
Prepaid expenses and other assets	1	-	-
Property, plant and equipment	21	-	16
Identified intangible assets	24	50	119
Goodwill	52	25	187
Total assets acquired	$129	$87	$335

Liabilities:
Accounts payable	$4	$4	$2
Accrued liabilities	5	3	1
Long-term debt	4	-	-
Postretirement liabilities	-	-	1
Deferred tax liabilities	2	8	34
Other liabilities	1
Total liabilities assumed	$16	$15	$38

Goodwill largely consists of expected growth synergies through the application of each company’s innovative technologies and expansion of distribution channels in emerging markets in addition to cost synergies resulting from manufacturing and supply chain work process improvements.  Goodwill resulting from the three acquisitions is not deductible for tax purposes.

The following table presents the weighted average life in years and the gross carrying value of the identified intangible assets included in net identified intangible assets within the Consolidated Statement of Financial Position on the date of acquisition for the Novomatrix, Vistasolar and Southwall acquisitions.  The fair value of the identified intangible assets was determined using Level 3 inputs as defined by U.S. GAAP under the fair value hierarchy, which included valuation reports prepared by third party appraisal firms.

	Southwall		Novomatrix		Vistasolar
	November 23, 2011		April 30, 2010		June 1, 2010
	Weighted Average Life in Years	Carrying Value	Weighted Average Life in Years	Carrying Value	Weighted Average Life in Years	Carrying Value
Technology	12	$11	-	$-	20	$25
Customer relationships	14	11	17	29	25	81
Other	-	-	5	1	3	5
Trademarks	N/A	2	N/A	20	N/A	8
Total identified intangible assets	13	$24	17	$50	23	$119

Effective November 23, 2011, May 1, 2010 and June 1, 2010, results from the operations of Southwall, Novomatrix and Vistasolar, respectively, have been included in our Consolidated Statement of Operations.  In conjunction with these acquisitions, we incurred $5 and $7 of acquisition related costs, including legal and accounting fees related to these acquisitions during 2011 and 2010, respectively.  These costs were recorded in selling, general and administrative expenses.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

The following pro forma financial information, which assumes additional interest expense of $25 in 2009 resulting from an assumed higher debt level, presents the combined results of operations of Solutia as if Novomatrix and Vistasolar had been included in our Consolidated Statement of Operations for the entire twelve months ended December 31, 2010 and 2009. Financial results since the  date of acquisition and pro forma information related to the Southwall acquisition are not presented because the impact on the Company’s consolidated results of operations is not considered to be significant. The pro forma results below are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented and should not be taken as representation of our future consolidated results of operations.

	Year Ended December 31,
	2010	2009
Net sales	$2,005	$1,716
Net income (loss)	$93	$(106)
Net income (loss) per basic and dilutive share	$0.78	$(0.99)
Net income (loss) attributable to Solutia	$89	$(110)
Net income (loss) attributable to Solutia per basic and dilutive share	$0.74	$(1.03)

Divestitures

In the first quarter 2011, we sold certain businesses and selected assets previously included in our Technical Specialties reporting segment whereby we recognized a gain of $17 in other operating income, net.

In the fourth quarter 2010, we entered into an agreement to sell our Perkalink® anti-reversion agent business for $5 effective November 3, 2010. We recognized a gain of $5 in other operating income, net related to this sale in our Technical Specialties reporting segment.  In the third quarter 2010, we sold the European portion of our plastic products business for $3 resulting in the recognition of a loss of $5 in other operating income, net during 2010 related to this sale in Unallocated and Other.

In the fourth quarter 2009, we announced the sale of our customer list and technology related to select products in our PERKACIT® ultra accelerators product line (“Thiurams Sale”) for $4, which resulted in a gain of $4 recorded in other operating income, net during 2009 in our Technical Specialties reporting segment.  As part of the Thiurams Sale, we entered into an agreement with the buyer to produce the select products through the first quarter 2010 (“Tolling Agreement”) for $4.  At the end of the Tolling Agreement, we ceased manufacturing at the Akzo Nobel facility in Cologne, Germany (“Cologne Facility”) where we operated as a guest.  As a result of our exit from the Cologne Facility in 2010, certain restructuring charges were incurred, which are discussed in further detail in Note 4 – Restructuring Reserves.  In the third quarter 2009, we entered into an agreement to sell the North American portion of our plastic products business for $2.  As a result, we recognized a loss of $5 in other operating income, net during 2009 in Unallocated and Other.

Discontinued Operations

Primary Accelerators

On April 22, 2010, due to overcapacity within the industry, a disadvantaged cost position and increasing pressure from Far Eastern producers, we announced our decision to exit our Primary Accelerators business and to cease manufacturing of SANTOCURE® primary accelerator products at the Monsanto Company (“Monsanto”) facility in Antwerp, Belgium, where we operated as a guest.  Our decision to exit this business is consistent with our portfolio strategy of focusing on businesses that are leaders in their global markets and that have sustainable competitive advantages.  Manufacturing of these products ceased in the third quarter 2010.  Accordingly, we have reported the results of Primary Accelerators as a discontinued operation.

A summary of the net sales and loss from discontinued operations related to our Primary Accelerators business is as follows:
	Year Ended December 31,
	2010	2009
Primary Accelerators Operating Results:
Net sales	$53	$49
Loss before income taxes	$(40)	$(9)
Income tax benefit	(14)	(3)
Loss from discontinued operations	$(26)	$(6)

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Included in the operating results of Primary Accelerators in 2010 is $44 of pre-tax expenses related to the shutdown of this business.  The shutdown expenses include $6 for impairment of long-lived assets using a Level 3 fair value measurement as defined by U.S. GAAP under the fair value hierarchy.

In December 2010, we sold selected assets of this business for $5. As a result of the sale, we recognized a pre-tax gain of $5 in loss from discontinued operations during 2010.

The assets and liabilities of our Primary Accelerators business, classified as discontinued operations, consist of the following:

	Year Ended December 31,
	December 31,	December 31,
	2011	2010
Assets:
Trade and miscellaneous receivables, net	1	5
Current assets of discontinued operations	$1	$5

Liabilities:
Accounts payable and accrued liabilities	8	15
Current liabilities of discontinued operations	$8	$15

Other liabilities	$18	$25
Noncurrent liabilities of discontinued operations	$18	$25

Integrated Nylon

In the second quarter 2009, we sold substantially all the assets and certain liabilities, including environmental remediation and pension liabilities of active employees, of our Integrated Nylon business to S.K. Capital Partners II, L.P. (“Buyer”), resulting in the realization of a loss of $76, which was recorded in loss from discontinued operations in 2009. Prior to the completion of the sale, but upon the receipt of a definitive sales agreement, we wrote the carrying value of fixed assets down from $48 to their estimated fair value of zero, resulting in a $31 loss, net of tax, which was also recorded in loss from discontinued operations.  The fair value of these long-lived assets was developed using the definitive sales agreement, which is a Level 2 fair value measurement under the fair value hierarchy.

At the time of the sale, we agreed to reimburse the Buyer for indirect residual costs incurred by them resulting from a disputed contractual matter with a guest at the Integrated Nylon plant in Alvin, Texas.  Accordingly, our estimate of the loss associated with the damages and cost reimbursements associated with this contingent liability was accrued in 2009.  In the second quarter 2010, we entered into a settlement agreement that resolved all outstanding matters with the guest in exchange for payment by us of $17.  Separately, we entered into an agreement with the Buyer whereby our liability for indirect residual costs at the plant was settled in exchange for payment by us of $4.  Each settlement became effective and was paid in 2010.  Based on the terms of the settlements, we recognized a gain of $17 in 2010 in income from discontinued operations.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

A summary of the net sales and income (loss) from discontinued operations related to our Integrated Nylon business is as follows:

	Year Ended December 31,
	2010	2009
Integrated Nylon Operating Results:
Net sales	$-	$370
Income (Loss) before income taxes	$17	$(187)
Income tax benefit	-	(17)
Income (Loss) from discontinued operations	$17	$(170)

As part of the sales agreement with the Buyer, we retained a 2 percent ownership interest in Ascend Performance Materials Holdings Inc. (“Ascend”), previously our Integrated Nylon business, which we accounted for using the cost method. During the year ended December 31, 2010, we recognized dividend income of $6 in other income, net associated with this investment. In 2011, we sold our remaining 2 percent ownership interest in Ascend for $31, resulting in recognition of a gain of $29 in other operating income, net.

Resins, Additives and Adhesives Businesses

During 2009, changes related to the tax audits for our 100 percent owned subsidiary, Solutia Deutschland GmbH, which were associated with the 2003 sale of our resins, additives and adhesives business, resulted in recognition of a $1 gain for the year in loss from discontinued operations.

4.  Restructuring Reserves

In an effort to maintain competitiveness across our businesses and the geographic areas in which we operate and to enhance the efficiency and cost effectiveness of our support operations, we periodically initiate certain restructuring activities which result in charges for costs associated with exit or disposal activities, severance and/or impairment of long-lived assets.  Many of these activities are associated with certain strategic divestitures or plant shut-downs executed in order to eliminate non-core products that lack a sustainable competitive advantage.  The region that has historically been most significantly impacted by these actions has been Europe. A summary of these activities for 2011, 2010 and 2009 follows.

European Regional Headquarters

To right-size our support structure in Europe and lower our operating costs in the region, we relocated our European regional headquarters during 2011 from a building located in Louvain-la-Neuve, Belgium (“LLN”), formerly owned by us, to a multi-tenant building in which we lease office space in Zaventem, Belgium.  Accordingly, we reclassified this asset as held for sale.  In conjunction with this reclassification, we were required to perform an impairment test of this asset group.  For purposes of testing for impairment and using all available evidence, we estimated the fair value of this asset group by weighting estimated sales proceeds and discounted cash flows that the asset group could be expected to generate through the time of an assumed sale using a Level 3 fair value measurement as defined by U.S. GAAP under the fair value hierarchy.  In 2011, we recorded an impairment charge of $9 to other operating expense (income), net to reduce the carrying value of this asset to its estimated fair value based upon the agreement to sell the building.  We also recorded charges of $4 to selling, general and administrative expenses associated with a reduction in support personnel in this region.  A summary of the charges recorded to Unallocated and Other related to this restructuring action for the year ended December 31, 2011 are as follows:
	Employment Reductions	Impairment of Long-Lived Assets	Total
Year Ended and Cumulative through December 31, 2011:
Selling, general and administrative expenses	$4	$-	$4
Other operating expense (income), net	-	9	9
Total	$4	$9	$13

Based on current information, no further charges are expected.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Cologne Facility Closure

As a result of the Thiurams Sale (see Note 3 – Acquisitions, Divestitures and Discontinued Operations), we ceased manufacturing at the Cologne Facility in 2010 upon expiration of the Tolling Agreement.  A summary of the charges associated with this project recorded within our Technical Specialties reportable segment during 2010 and cumulative through December 31, 2011 is as follows:

	Contract Termination Payments	Employment Reductions	Other Restructuring Costs	Total
Year Ended December 31, 2010 and Cumulative through December 31, 2011:
Cost of goods sold	$2	$3	$2	$7
Selling, general and administrative expenses	-	1	-	1
Total	$2	$4	$2	$8

Based upon current information, no further charges are expected.

General Corporate

In the fourth quarter of 2008, we initiated a general corporate restructuring targeted to increase the efficiency and cost effectiveness of our support operations.  Throughout 2009, this project expanded in scope to include a reduction in operational personnel in order to more appropriately match our organization with production levels.  A summary of the employee reduction charges associated with this project during 2010 and 2009 and cumulative charges through December 31, 2011 are as follows.  There were no charges related to this project in 2011.

	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated and Other	Total
Year Ended December 31, 2010:
Cost of goods sold	$-	$1	$-	$-	$1
Selling, general and administrative expenses	1	-	1	1	3
Total	$1	$1	$1	$1	$4

Year Ended December 31, 2009:
Cost of goods sold	$3	$1	$1	$1	$6
Selling, general and administrative expenses	12	3	2	10	27
Research and development expenses	1	-	-	-	1
Total	$16	$4	$3	$11	$34

Cumulative through December 31, 2011:
Cost of goods sold	$3	$2	$1	$1	$7
Selling, general and administrative expenses	13	3	3	14	33
Research and development expenses	1	-	-	-	1
Total	$17	$5	$4	$15	$41

In addition to the employee reduction charges recorded in selling, general and administrative expenses, we incurred $1 of charges in Unallocated and Other in 2009 for future contractual payments related to the relocation of certain regional support operations from Singapore to Shanghai, China.  Based upon current information, we do not expect to incur any additional charges.

Ruabon Facility Closure

Due to overcapacity within the industry, a disadvantaged cost position and increasing pressure from Far Eastern producers, we ceased the manufacturing of certain rubber chemicals at our facility in Ruabon, Wales, United Kingdom (“Ruabon Facility”) in 2008 with a current expected final closure of the plant in 2014.  A summary of the charges and changes in estimates associated with this project during 2010 and 2009 and cumulative charges through December 31, 2011 as recorded in cost of goods sold are as follows.  There were no charges related to this project in 2011.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

	Future Contractual Payments	Employment Reductions	Other Restructuring Costs	Total
Year Ended December 31, 2010:
Charges taken	$-	$-	$2	$2

Year Ended December 31, 2009:
Charges taken	$-	$2	$1	$3
Changes in estimates (a)	(5)	-	-	(5)
Total	$(5)	$2	$1	$(2)

Cumulative through December 31, 2011:
Charges taken	$10	$9	$6	$25
Changes in estimates (a)	(5)	-	-	(5)
Total	$5	$9	$6	$20

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

Trenton Sheet Facility Closure

In an effort to balance our North America production with customer demand, in the fourth quarter of 2008, we announced the closure of our SAFLEX® manufacturing line at our facility in Trenton, Michigan (“Trenton Facility”) in 2009.  During 2009 and cumulative through December 31, 2011, we incurred charges of $5 and $15, respectively, in cost of goods sold.  There were no charges related to this project in 2011 or 2010 and we do not expect to incur any additional restructuring charges related to this project.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Restructuring Summary

The following table summarizes the above noted restructuring charges, amounts utilized to carry out those plans and amounts remaining at December 31, 2011:

	Future Contractual Payments	Employment Reductions	Impairment of Long-Lived Assets	Other Restructuring Costs	Total
Balance at December 31, 2008	$10	$10	$-	$-	$20
Charges taken	1	40	-	2	43
Amounts utilized	(4)	(37)	-	(2)	(43)
Change in estimates	(5)	-	-	-	(5)
Currency fluctuations	-	2	-	-	2
Balance at December 31, 2009	2	15	-	-	17
Charges taken	2	8	-	4	14
Amounts utilized	(2)	(17)	-	(4)	(23)
Currency fluctuations	-	(1)	-	-	(1)
Balance at December 31, 2010	2	5	-	-	7
Charges taken	-	4	9	-	13
Amounts utilized	-	(7)	-	-	(7)
Non-cash reductions	-	-	(9)		(9)
Currency fluctuations	-	1	-	-	1
Balance at December 31, 2011	$2	$3	$-	$-	$5

We expect $3 of restructuring liabilities as of December 31, 2011 to be utilized within the next twelve months.

5.  Goodwill and Other Intangible Assets

Goodwill

Goodwill by reportable segment is as follows:

	Advanced Interlayers	Performance Films	Technical Specialties	Total
Balance at December 31, 2009	$205	$159	$147	$511
Acquisitions	187	25	-	212
Currency fluctuations	15	2	-	17
Balance at December 31, 2010	407	186	147	740
Acquisitions	-	52	-	52
Currency fluctuations	(5)	(4)	-	(9)
Balance at December 31, 2011	$402	$234	$147	$783

The goodwill recognized during 2010 in the Advanced Interlayers and Performance Films reportable segments relates to the Vistasolar and Novomatrix acquisitions, respectively, while the goodwill recognized in 2011 in the Performance Films reportable segment relates to the Southwall acquisition.  For further discussion on these acquisitions, see  Note 3 – Acquisitions, Divestitures and Discontinued Operations. We do not have any goodwill that is deductible for tax purposes.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Identified Intangible Assets

Identified intangible assets are comprised of (i) amortizable customer relationships, unpatented technology, contract-based intangible assets, trade names and patents and (ii) indefinite-lived trademarks not subject to amortization.  These intangible assets are summarized in aggregate as follows:

	December 31, 2011				December 31, 2010
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	10 to 27	$614	$(79)	$535	13 to 27	$606	$(56)	$550
Technology	5 to 26	233	(40)	193	5 to 26	225	(29)	196
Trade names	5 to 25	19	(2)	17	10 to 25	20	(1)	19
Patents	13	5	(2)	3	13	5	(1)	4
Other	1 to 5	6	(3)	3	3 to 5	6	(1)	5
Indefinite-lived intangible assets:
Trademarks		165	-	165		164	-	164
Total identified intangible assets		$1,042	$(126)	$916		$1,026	$(88)	$938

The fiscal year 2011 and 2010 annual goodwill and indefinite-lived intangible assets tests were performed as of November 30, and no indication of impairment existed as of either date.  Completion of our annual budget and long-range plan in the fourth quarter of 2010 resulted in us reclassifying one trademark with a carrying value of $7 from indefinite-lived to amortizable.  Consequently, in the fourth quarter of 2010, we began amortizing this asset over a ten year life.

Amortization expense and its allocation to cost of goods sold and selling, general and administrative expenses recognized in the Consolidated Statement of Operations is as follows:

	Year Ended December 31,
	2011	2010
Cost of goods sold	$12	$11
Selling, general and administrative expenses	$28	$24

We expect annual amortization expense for intangible assets to be approximately $40 and $38 in 2012 and from 2013 through 2016, respectively.

6. Detail of Certain Balance Sheet Accounts

Components of inventories are as follows:
Inventories	December 31, 2011	December 31, 2010

Finished goods	$190	$163
Goods in process	51	36
Raw materials and supplies	94	76
Inventories	$335	$275
On January 1, 2010, we changed our method of accounting for inventories in the United States, excluding supplies, from determining cost using the LIFO method to determining cost using the FIFO method, consistent with all our other operations.  We believe this change is preferable as the FIFO method better reflects the current value of inventories on the Consolidated Statement of Financial Position and provides a uniform costing method across our global operations.  Prior financial statements were not retroactively adjusted due to immateriality. The cumulative effect of the change in accounting principle of $1 was recorded as an increase to cost of goods sold as of January 1, 2010.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Components of property, plant and equipment are as follows:
	December 31,	December 31,
Property, Plant and Equipment	2011	2010

Land	$35	$35
Leasehold improvements	8	10
Buildings	209	214
Machinery and equipment	852	796
Construction in progress	101	54
Total property, plant and equipment	1,205	1,109
Less accumulated depreciation	(260)	(198)
Net Property, Plant, and Equipment	$945	$911

Components of accrued liabilities are as follows:
Accrued Liabilities	December 31, 2011	December 31, 2010

Wages and benefits	$44	$45
Foreign currency and interest rate derivative agreements	22	17
Restructuring reserves	3	5
Environmental remediation liabilities	29	29
Accrued income taxes payable	10	19
Accrued taxes other than income	10	27
Accrued selling expenses	15	17
Accrued interest	13	13
Accrued dividends payable	5	-
Other	76	63
Total Accrued Liabilities	$227	$235

7.  Income Taxes

The components of income from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2011	2010	2009
United States	$112	$(54)	$(53)
Outside United States	185	176	136
Total	$297	$122	$83

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

The components of income tax expense (benefit) recorded in continuing operations are as follows:
	Year Ended December 31,
	2011	2010	2009
Current:
U.S. federal	$-	$-	$-
U.S. state	-	-	-
Outside United States	28	28	26
	$28	$28	$26
Deferred:
U.S. federal	$-	$1	$-
U.S. state	-	-	-
Outside United States	2	2	(9)
	$2	$3	$(9)

Total	$30	$31	$17

Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to income from continuing operations before income tax expense as a result of the following:

	Year Ended December 31,
	2011	2010	2009
Income tax at federal statutory rate	$104	$43	$29
Increase (reduction) in income taxes due to:
Taxes related to foreign earnings	(14)	(49)	(23)
Valuation allowances	(39)	19	20
Tax contingency adjustment	(20)	17	(8)
Other	(1)	1	(1)
Income tax expense	$30	$31	$17

During 2010, a tax benefit of $21 included in taxes related to foreign earnings was entirely offset by an increase in tax contingency adjustment.  In 2011, $17 of this benefit was reversed and the tax expense included in taxes related to foreign earnings was entirely offset by a decrease in tax contingency adjustment upon settlement of an examination by a tax authority.

We have been granted tax holidays in Malaysia and China.  The Malaysia holidays expire in 2012 and 2013, and the China holidays phase out between 2009 and 2012.  The aggregate benefits on income tax expense were $12, or $0.10 per share; $14, or $0.12 per share; and $11, or $0.10 per share in 2011, 2010 and 2009, respectively.

During 2011, the Singapore Ministry of Finance granted us its approval to amortize certain intellectual property.  An income tax benefit of $4 was recorded in 2011.

State income taxes and U.S. permanent book/tax differences are predominately offset by changes in the valuation allowance and are reported, net of valuation allowance offset, within Other increase (reduction) in income taxes in the schedule above.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Deferred income tax balances are related to:
	December 31, 2011	December 31, 2010

Postretirement benefits	$111	$99
Environmental liabilities	97	103
Inventory	7	3
Insurance reserves	7	9
Miscellaneous accruals	12	5
Equity affiliates	7	10
Net operating losses	477	546
Capital loss carryforward	51	-
Tax credit carryforward	193	145
Other	29	22
Total Deferred Tax Assets	991	942
Less: Valuation allowances	(641)	(619)
Deferred Tax Assets Less Valuation Allowances	350	323

Intangible Assets	(327)	(301)
Property	(128)	(126)
Undistributed earnings	(51)	(62)
Other	(4)	(15)
Total Deferred Tax Liabilities	(510)	(504)

Net Deferred Tax Liabilities	$(160)	$(181)

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

For each tax-paying component and within a particular tax jurisdiction, (i) all current deferred tax liabilities and assets are offset and presented as a single amount and (ii) all noncurrent deferred tax liabilities and assets are offset and presented as a single amount.  This approach results in the following classification on the Consolidated Statement of Financial Position as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Deferred Tax Assets:
Prepaid expenses and other assets	$12	$13
Other assets	18	44
Total	$30	$57

Deferred Tax Liabilities:
Deferred tax liabilities	$190	$238
Total	$190	$238

At December 31, 2011, research and development tax credit carryforwards available to reduce possible future U.S. income taxes amounted to approximately $5, all of which will expire in 2019 through 2029.  At December 31, 2011, foreign tax credit carryforwards available upon election to reduce possible future U.S. income taxes were estimated to be approximately $186, which will expire in 2018 through 2021.  At December 31, 2011, we had a tax capital loss carryforward of $135, which will expire in 2016.  Income taxes and remittance taxes have not been recorded on $125 of undistributed earnings of subsidiaries because we intend to reinvest those earnings indefinitely.  It is not practicable to estimate the tax effect of remitting these earnings to the U.S.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Net Operating Loss and Valuation Allowance

At December 31, 2011, various federal, state and foreign net operating loss carryforwards were available to offset future taxable income.  Substantially all of these net operating losses will expire from 2023 through 2029 or have an indefinite carryforward period.  A full valuation allowance has been provided against the U.S. deferred tax assets.  The valuation allowance will be retained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized.

As a result of the issuance of our common stock upon emergence from bankruptcy, we realized a change of ownership for purposes of Section 382 of the Internal Revenue Code.  We do not currently expect this change to significantly limit our ability to utilize our U.S. net operating loss carryforward, which we estimated to be approximately $1,300 at December 31, 2011, of which approximately $600 was available without limitation.  As discussed in Note 14 – Shareholders’ Equity, during the third quarter of 2009, our Board of Directors approved a net operating loss shareholder rights plan (“Rights Plan”) which is intended to reduce the likelihood of an additional ownership change within the meaning of Section 382 of the Internal Revenue Code and thereby preserve our ability to utilize our U.S. net operating loss carryforward.

Unrecognized Tax Benefits

The total amount of unrecognized tax benefits, inclusive of interest and penalties, at December 31, 2011 and 2010 was $148 and $167, respectively.  The decrease in this amount is mainly the result of the closure of tax audits, statute of limitation expirations and currency exchange fluctuations, offset by tax positions with respect to events in the current year.  Included in the balance at December 31, 2011 and 2010 were $49 and $68, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of December 31, 2011, we accrued $5 for interest and $4 for penalties.  As of December 31, 2010 the amount accrued was $4 for interest and $4 for penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows:
Total
Balance at December 31, 2008	$148
Gross increases – tax positions in prior periods	5
Gross decreases – tax positions in prior periods	(12)
Gross increases – current period tax positions	12
Lapse of statute of limitations	(9)
Balance at December 31, 2009	144
Gross increases – tax positions in prior periods	29
Gross decreases – tax positions in prior periods	(10)
Gross increases – current period tax positions	11
Settlements	(1)
Lapse of statute of limitations	(14)
Balance at December 31, 2010	159
Gross increases – tax positions in prior periods	3
Gross decreases – tax positions in prior periods	(30)
Gross increases – current period tax positions	12
Lapse of statute of limitations	(5)
Balance at December 31, 2011	$139

We file income tax returns in the United States and various state and foreign jurisdictions.  We are no longer subject to U.S. federal and state and local income tax examinations by tax authorities for years before 2002. With few exceptions, we are no longer subject to foreign income tax examinations by tax authorities for years before 2006.  It is reasonably possible that within the next twelve months as a result of the resolution of Federal, state and foreign examinations and appeals, and the expiration of various statutes of limitation that the unrecognized tax benefits that would affect the effective tax rate will decrease by a range of $0 to $24 and the unrecognized tax benefits that would not affect the effective tax rate will decrease by a range of $0 to $2.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

8.  Debt Obligations

Concurrent with our emergence from bankruptcy in 2008, we recapitalized our debt by entering into certain financing agreements to borrow up to $2.05 billion from a syndicate of lenders (the “Financing Agreements”).  The Financing Agreements consisted of (i) a $450 senior secured asset-based revolving credit facility (“2013 Revolver”) and (ii) a $1.2 billion senior secured term loan facility (“2014 Term Loan”), both of which were extinguished in 2010 as described below, and (iii) a $400 senior unsecured bridge facility (“Bridge”), which was repaid in 2008.

During the second quarter of 2009, $74 of senior unsecured term debt, due in 2011, at a price of 95 percent of its original principal amount was issued by our 100 percent owned German subsidiary, Flexsys Verkauf GmbH (the “Senior Term Loan”).  Net proceeds of $66, after incorporating the original issue discount and debt issuance fees, were used to pay down our 2013 Revolver.  On June 25, 2009, we repaid the Senior Term Loan utilizing a portion of the $119 of proceeds from our 2009 stock offering discussed in Note 14 – Shareholders’ Equity.  As a result of the early payment, we incurred a non-cash charge of $8, which was recorded in loss on debt extinguishment or modification, to write-off the unamortized debt issue costs and debt discount related to the Senior Term Loan.

In the fourth quarter of 2009, we issued $400 of senior unsecured notes at par (“8.75% Notes”).  The 8.75% Notes bear interest at 8.75 percent and require semi-annual interest payments until their maturity in 2017.  A portion of the $391 net proceeds received from the 8.75% Notes were used to pay down $300 of principal on the 2014 Term Loan.  As a result of the early payment, we incurred a $30 non-cash charge, which was recorded in loss on debt extinguishment or modification, to write-off a portion of the unamortized debt issue costs related to the 2014 Term Loan.   In conjunction with the issuance of the 8.75% Notes, we amended our 2013 Revolver and 2014 Term Loan to provide greater operational and strategic flexibility in addition to increasing our liquidity and leverage covenant cushion.

In the first quarter of 2010, we issued $300 of senior unsecured notes at 99.5 percent of par (“7.875% Notes”), which resulted in net proceeds to us of $292, after deducting underwriting discounts and fees.  The 7.875% Notes bear interest at 7.875 percent and require semi-annual interest payments until their maturity in 2020. In addition, we extinguished our 2014 Term Loan and 2013 Revolver, replacing them with a $1,150 senior secured credit facility (“Credit Facility”).  The Credit Facility consisted of an $850 term loan maturing in 2017 (“2017 Term Loan”) and a $300 revolving credit facility maturing in 2015 (“2015 Revolver”).  As a result of the early extinguishment of our 2014 Term Loan and 2013 Revolver, we incurred an $80 non-cash charge related to the write-off of deferred debt issuance costs on our 2014 Term Loan and 2013 Revolver and a $9 prepayment penalty for the early extinguishment of the 2014 Term Loan.  These amounts were recorded in loss on debt extinguishment or modification in 2010.

In the first quarter of 2011, we amended the 2017 Term Loan which resulted in the maturity being extended to August 2017, a reduction in the interest rate of 100 basis points, greater strategic flexibility and the replacement of previous financial covenants with a single senior secured leverage ratio.  In connection with the amendment, we incurred $2 of fees which were recorded in loss on debt extinguishment or modification. After the amendment, the principal amount on the 2017 Term Loan was $700, which bears interest at one month LIBOR plus 2.75 percent with a 0.75 percent LIBOR floor.  We are required to pay 1 percent of principal annually via quarterly payments, which we have prepaid through the third quarter of 2015 through voluntary principal payments in 2011.  The 2015 Revolver bears interest, at our option, at LIBOR plus 3.25 percent, with no LIBOR floor, or at the prime rate plus 2.25 percent.  LIBOR-based interest for the 2017 Term Loan is payable each month while interest on the 2015 Revolver is payable on the last day of each relevant interest period (defined as one month, two, three or six months or other periods available to all lenders) and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period.  Prime-based interest for the 2015 Revolver is payable quarterly in arrears.  CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Overseas, Inc., Southwall Technologies Inc. and future subsidiaries, as defined by the Credit Facility, subject to certain exceptions (the “Credit Facility Guarantors”), are guarantors of our obligations under the Credit Facility.  The Credit Facility and the related guarantees are secured by liens on substantially all of our and the Credit Facility Guarantors’ present and future assets.

Throughout 2011, we made principal payments of $102 on the 2017 Term Loan and $25 million in combined open market repurchases on our 7.875% Notes and 8.75% Notes.  In conjunction with these open market repurchases, we paid a premium of $2, which was recorded in loss on debt extinguishment or modification in 2011.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

 Our long-term debt consisted of the following as of December 31, 2011 and 2010:
	December 31,	December 31,
	2011	2010

2017 Term Loan	$666	$768
8.75% Notes	389	400
7.875% Notes	286	300
Total principal amount	1,341	1,468
Less: Unamortized debt discount	(4)	(5)
Total	$1,337	$1,463

We had no short-term borrowings at December 31, 2011 or 2010.

The weighted average interest rate on our total debt outstanding was 6 percent and 6.4 percent at December 31, 2011 and 2010, respectively.

Our interest costs are as follows:
	Year Ended December 31,
	2011	2010	2009

Total interest cost	$105	$141	$122
Less: Capitalized interest	(4)	(2)	(1)
Interest expense	$101	$139	$121

The Credit Facility, the 7.875% Notes and the 8.75% Notes include a number of customary covenants and events of default that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends; repurchase stock; sell certain assets or merge with or into other companies; enter into new lines of business and prepay, redeem or exchange our debt.  The Credit Facility also includes the maintenance of a maximum senior secured indebtedness financial covenant as defined by the Credit Facility.  We were in compliance with all applicable covenants as of December 31, 2011.

Our current subsidiaries CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Overseas, Inc., S E Investment LLC, Southwall Technologies Inc. and future subsidiaries, as defined by the notes, subject to certain exceptions, are guarantors (“Note Guarantors”) of the 7.875% Notes and the 8.75% Notes as of December 31, 2011.

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

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Also in the third quarter of 2010, we entered into interest rate swap agreements with a total notional amount of $600 (“2010 Swaps”) that were operational beginning in the third quarter of 2010 in order to secure a fixed interest rate on a portion of the floating interest rate term debt associated with the 2017 Term Loan.  The total notional amount of the 2010 Swaps declines to $200 through the fourth quarter of 2015.  The 2010 Swaps were designated as cash flow hedges and therefore any changes in fair value were recorded to accumulated other comprehensive loss.  In the first quarter 2011, we terminated the 2010 Swaps in conjunction with the debt modification discussed in Note 8 – Debt Obligations and purchased interest rate cap agreements to protect cash flows on a portion of the variable rate term loan against adverse interest rate changes (“2011 Caps”).

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

Foreign Currency Exchange Rate Risk

We use foreign currency derivative instruments to manage the volatility associated with foreign currency changes in assets and liabilities created in the normal course of business and to protect against exposure related to intercompany transactions.  These risks are hedged primarily through the use of forward contracts and purchased options with maturities of less than 18 months.  We have chosen not to designate these instruments as hedges to allow the changes in the fair value of these instruments to largely offset the remeasurement of the underlying assets and liabilities in the Consolidated Statement of Operations. We had currency forward contracts to purchase and sell $191 and $104 of currencies comprised principally of the Euro, U.S. Dollar and Malaysian Ringgit as of December 31, 2011 and 2010, respectively.

We also use foreign currency derivative instruments to manage the volatility associated with cash flows related to sales or purchases denominated in foreign currencies.  These risks are hedged primarily through the use of forward contracts with maturities of less than 18 months. These forward contracts have been designated as cash flow hedges and therefore any changes in fair value are recorded as a component of accumulated other comprehensive loss and reclassified into earnings in the periods during which the hedged transaction affects earnings.  We had currency forward contracts designated as hedges to purchase and sell $63 of currencies comprised principally of the Euro and Brazilian Real as of December 31, 2011 while none were outstanding as of December 31, 2010.

Commodity Price Risk

We periodically enter into a limited number of commodity forward contracts in order to reduce cash flow exposure to changes in the price of certain raw materials and energy resources.  In 2009, we entered into commodity forward contracts related to our Integrated Nylon business.  At December 31, 2011 and 2010, we had no such contracts outstanding requiring fair value treatment.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Our derivatives recorded at their respective fair values at December 31, 2011 and 2010 in the Consolidated Statement of Financial Position are summarized as follows:

	December 31, 2011
	Asset Derivatives		Liability Derivatives
	Consolidated Statement of Financial Position Presentation	Fair Value	Consolidated Statement of Financial Position Presentation	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$-	Accrued Liabilities	$3
	Other Assets	-	Other Liabilities	5
Total interest rate contracts		$-		$8
Foreign exchange contracts	Miscellaneous Receivables	2	Accrued Liabilities	-

Derivatives not designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$5	Accrued Liabilities	$15
	Other Assets	5	Other Liabilities	10
Total interest rate contracts		10		25
Foreign exchange contracts	Miscellaneous Receivables	1	Accrued Liabilities	4
Total		$13		$37

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Consolidated Statement of Financial Position Presentation	Fair Value	Consolidated Statement of Financial Position Presentation	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$-	Accrued Liabilities	$3
	Other Assets	6	Other Liabilities	-
Total interest rate contracts		$6		$3

Derivatives not designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$-	Accrued Liabilities	$13
	Other Assets	5	Other Liabilities	20
Total interest rate contracts		5		33
Foreign exchange contracts	Miscellaneous Receivables	1	Accrued Liabilities	1
Total		$12		$37

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

A summary of the gains and losses on our derivative instruments included in the Consolidated Statement of Operations and Consolidated Statement of Financial Position is as follows:

	Change in Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Loss			Amount of Gain (Loss) Recognized in Income			Consolidated Statement of Operations Presentation
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Derivatives designated as hedging instruments:
Interest rate contracts	$(12)	$3	$4	$-	$(2)	$-	Interest expense
Foreign exchange contracts	3	-	-	-	-	-	Net sales
Total derivatives designated as hedging instruments	$(9)	$3	$4	$-	$(2)	$-

Derivatives not designated as hedging instruments:
Interest rate contracts	$-	$-	$-	$(8)	$(23)	$-	Interest expense (a)
Foreign exchange contracts	-	-	-	(7)	7	18	Other income (loss), net
Commodity contracts	-	-	-	-	-	1	Loss from Discontinued Operations, net of tax
Total derivatives not designated as hedging instruments	-	-	-	(15)	(16)	19
Total derivatives	$(9)	$3	$4	$(15)	$(18)	$19

(a) – We reclassified $8, $7 and $1 of losses from accumulated other comprehensive loss to interest expense during the years ended December 31, 2011, 2010 and 2009, respectively, related to our interest rate derivatives.

As of December 31, 2011, deferred losses of $9 related to our interest rate derivatives and deferred gains of $3 related to our foreign currency forward contracts designated as hedges, currently classified in accumulated other comprehensive loss, are expected to be reclassified into earnings as interest expense and net sales, respectively, over the next twelve months.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

10.  Fair Value of Financial Instruments

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash Equivalents (a)	$4	$4	$-	$-
Derivatives – Foreign Exchange (b)	3	-	3	-
Derivatives – Interest Rates (c)	10	-	10	-
Total	$17	$4	$13	$-

Liabilities:
Derivatives – Foreign Exchange (b)	$4	$-	$4	$-
Derivatives – Interest Rates (c)	33	-	33	-
Total	$37	$-	$37	$-

		Fair Value Measurements at December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash Equivalents (a)	$60	$60	$-	$-
Derivatives – Foreign Exchange (b)	1	-	1	-
Derivatives – Interest Rates (c)	11	-	11	-
Total	$72	$60	$12	$-

Liabilities:
Derivatives – Foreign Exchange (b)	$1	$-	$1	$-
Derivatives – Interest Rates (c)	36	-	36	-
Total	$37	$-	$37	$-

(a)	Includes cash invested in money market funds.
(b)	Includes foreign currency forward and options contracts which are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.
(c)	Includes interest rate cap and swap agreements that are valued using counterparty quotes, which use discounted cash flows and the then-applicable forward interest rates.

The recorded amounts of cash, trade receivables and accounts payable approximate their fair values at both December 31, 2011 and 2010, due to the short maturity of these instruments.  The estimated fair value of our long-term debt at December 31, 2011 is $1,394 compared to the recorded amount of $1,337.  The estimated fair value of our long-term debt at December 31, 2010 was $1,530 compared to the recorded amount of $1,463.  The fair values are estimated by various banks based upon trading levels on the date of measurement.

11.  Pension Plans and Other Postretirement Benefits

During our Chapter 11 Case, we amended our U.S. qualified pension plan (“U.S. Plan”) in 2004 and 2005 to cease future benefit accruals for union and non-union participants, respectively, in these plans which eliminated service costs for benefits earned as a pension benefit cost.  Furthermore, we amended our U.S. postretirement plan in accordance with the Plan for retiree participants and established a VEBA retiree trust at the Effective Date.  The postretirement plan amendments, which became effective on the Effective Date, reduces the eligible charges covered by the postretirement plan and establishes a lifetime maximum benefit.  The VEBA retiree trust, valued at $159 as of December 31, 2011 and funded at emergence by proceeds from the sale of our new common stock and a contribution of the retirees’ allowed unsecured claim, effectuates full defeasance of the remaining healthcare and other benefits liabilities assumed by us at the Solutia Spinoff.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

In preparation for the sale of our Integrated Nylon business, we divided our U.S. Plan into the following three plans, effective February 28, 2009: (i) Nylon Pension Plan; (ii) Solutia Pension Plan; and (iii) Solutia Union Pension Plan.  The Nylon Pension Plan covers all active employees of the Integrated Nylon business.  In accordance with the terms of the sale agreement as further described in Note 3 – Acquisitions, Divestitures and Discontinued Operations, the Nylon Pension Plan was assumed by the Buyer at the completion of the sale.

As a result of the division of the U.S. Plan into three plans, we were required to perform a funded analysis in accordance with the Pension Protection Act of 2006 (“PPA”).  The result of this analysis is the Solutia Pension Plan and the Solutia Union Pension Plan are prohibited by the PPA from paying out lump sum benefits, until such time as plan assets rise above the 60 percent funding level for up to half a lump sum or above the 80 percent funding level for a full lump sum.   As of December, 31 2011, the Solutia Pension Plan was permitted to pay out half lump sums.

We use a measurement date of December 31 for our pension and other postretirement benefit plans.

Net Periodic Cost

Our pension and healthcare and other benefit costs are as follows:

	Pension Benefits
	Year Ended December 31,
	2011	2010	2009

Service costs for benefits earned	$3	$3	$2
Interest costs on benefit obligation	49	52	59
Assumed return on plan assets	(52)	(55)	(57)
Amortization of actuarial net loss	12	11	3
Settlement charges	1	2	11
Total	$13	$13	$18

	Healthcare and Other Benefits
	Year Ended December 31,
	2011	2010	2009

Service costs for benefits earned	$2	$3	$5
Interest costs on benefit obligation	8	9	13
Assumed return on plan assets	(6)	(6)	(6)
Amortization of actuarial net gain	(8)	(8)	(8)
Total	$(4)	$(2)	$4

The estimated amount of net actuarial loss (gain) that will be amortized from accumulated other comprehensive loss into net periodic costs during the year ended December 31, 2012 is $18 and $(5) for our pension benefits and our healthcare and other benefits, respectively.

Curtailments and Settlements

For the years ended December 31, 2011 and 2010, we recorded a settlement charge of $1 and $2, respectively, resulting from the significant amount of lump sum distributions in Belgium, associated with previous reductions of personnel.  As a result of the assumption of the Nylon Pension Plan by the Buyer, we recognized a settlement charge of $20, which was recorded in loss from discontinued operations for the year ended December 31, 2009.  For the year ended December 31, 2009, we recorded a settlement charge of $11 resulting from the significant amount of lump sum distributions, predominantly in the U.S. and Belgium, associated with a reduction of salaried personnel prior to February 28, 2009 and union personnel throughout 2009.  All reductions were driven by restructuring activities as more fully discussed in Note 4 – Impairment of Long-Lived Assets and Restructuring Reserves.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Actuarial Assumptions

The significant weighted average actuarial assumptions used to determine net periodic cost for our pension, healthcare and other benefit plans are as follows:

	Pension Benefits
	Year Ended December 31,
	2011	2010	2009

Discount rate	5.00%	5.25%	6.25%
Expected return on plan assets	7.50%	7.75%	8.00%
Rate of compensation increase (a)	4.00%	4.50%	3.50%

(a)	The rate of compensation increase in all periods relates specifically to our foreign pension plans. The rate of compensation increase is not applicable to the valuation of U.S. pension plans due to the cessation of future benefit accruals in prior years for participants in the U.S. pension plans.

	Healthcare and Other Benefits
	Year Ended December 31,
	2011	2010	2009

Discount rate	4.75%	4.75%	6.25%
Expected return on plan assets	3.50%	3.50%	3.50%
Assumed trend rate for healthcare costs	7.50%	8.00%	8.50%
Ultimate trend rate for healthcare costs	5.00%	5.00%	5.00%

We establish our discount rates based upon the internal rate of return for a portfolio of high quality bonds with maturities consistent with the nature and timing of future cash flows for each specific plan.  The expected long-term rate of return on plan assets assumption is based on the target asset allocation policy and the expected future rates of return on assets for each specific plan.

A 1 percent change in the assumed health care cost trend rates would have the following effect as of December 31, 2011:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on postretirement benefit obligation	$1	$(1)

Our costs for postretirement medical benefits are capped for many current retirees and for active employees; therefore, the impact of this hypothetical change in the assumed health care cost trend rate is limited.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Benefit Obligations

Components of the changes in the benefit obligation of our pension, healthcare and other benefit plans are as follows:

	Pension Benefits
	December 31,	December 31,
	2011	2010
Changes in Benefit Obligation
Benefit obligation as of beginning of period	$1,008	$1,044
Service costs	3	3
Interest cost	49	52
Contributions	1	1
Actuarial losses	26	13
Foreign currency	-	(12)
Benefits paid	(91)	(95)
Other	-	2
Benefit obligation at end of period	$996	$1,008
Accumulated Benefit Obligation	$958	$970

	Healthcare and Other Benefits
	December 31,	December 31,
	2011	2010
Changes in Benefit Obligation
Benefit obligation as of beginning of period	$188	$217
Service costs	2	3
Interest cost	8	9
Contributions	14	21
Actuarial gains	(7)	(19)
Foreign currency	-	1
Federal subsidy on benefits paid	3	2
Plan amendments	9	-
Benefits paid	(43)	(46)
Benefit obligation at end of period	$174	$188

The significant weighted average actuarial assumptions used to estimate the projected benefit obligation for our pension, healthcare and other benefit plans are as follows:

	Pension Benefits
	December 31, 2011	December 31, 2010
Discount rate	4.50%	5.00%
Rate of compensation increase (a)	3.50%	4.00%

(a)	The rate of compensation increase for all periods relates specifically to our foreign pension plans. The rate of compensation increase is not applicable to the valuation of U.S. pension plans due to the cessation of future benefit accruals in prior years for participants in the U.S. pension plans.

	Healthcare and Other Benefits
	December 31, 2011	December 31, 2010
Discount rate	4.20%	4.75%
Assumed trend rate for healthcare costs	7.00%	7.50%
Ultimate trend rate for healthcare costs	5.00%	5.00%

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Plan Assets

Plan investments, whether equity or debt securities, real estate, or other, are measured at their fair value as of the measurement date.  Components of the changes in fair value of plan assets of our plan assets are as follows:

	Pension Benefits
	December 31,	December 31,
	2011	2010
Changes in Fair Value of Plan Assets
Fair value of plan assets at beginning of period	$729	$681
Actual return on plan assets	24	81
Contributions	52	69
Foreign currency	1	(7)
Benefits paid	(91)	(95)
Fair value of plan assets at end of period	$715	$729

	Healthcare and Other Benefits
	December 31,	December 31,
	2011	2010
Changes in Fair Value of Plan Assets
Fair value of plan assets at beginning of period	$184	$174
Actual return on plan assets	(4)	16
Contributions	19	38
Federal subsidy on benefits paid	3	2
Benefits paid	(43)	(46)
Fair value of plan assets at end of period	$159	$184

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

At December 31, 2011, plan investments are valued as follows:

	Pension Benefits				Healthcare and Other Benefits
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Equity Securities:
Common collective trusts (a)	$312	$-	$312	$-	$-	$-	$-	$-
Solutia common stock	-	-	-	-	13	13	-	-
Debt Securities:
Common collective trusts (a)	197	-	197	-	121	-	121	-
Corporate bonds (b)	48	-	48	-	19	-	19	-
U.S. government sponsored (c)	8	-	8	-	1	-	1	-
U.S. state sponsored (c)	12	-	12	-	-
Foreign government sponsored (c)	1	-	1	-	-	-	-	-
Asset-backed securities (d)	2	-	2	-	-	-	-	-
Other Types of Investments:
Cash and cash equivalents (e)	11	2	9	-	5	-	5	-
Multi-asset common collective trusts (f)	124	-	124	-	-	-	-	-
Private equity funds (g)	-	-	-	-	-	-	-	-
Total Investments	$715	$2	$713	$-	$159	$13	$146	$-

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

(g)
Private equity funds represent limited partnership interests which are valued by the general partners based on the underlying assets in each fund.  Changes in fair value for the twelve months ended December 31, 2011 for these assets were comprised of sales and settlements of $1.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

At December 31, 2010, plan investments are valued as follows:

	Pension Benefits				Healthcare and Other Benefits
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Equity Securities:
Common collective trusts (a)	$343	$-	$343	$-	$-	$-	$-	$-
Solutia common stock	-	-	-	-	28	28	-	-
Debt Securities:									`
Common collective trusts (a)	88	-	88	-	-	-	-	-
Corporate bonds (b)	129	-	129	-	10	-	10	-
U.S. government sponsored (c)	2	-	2	-	92	-	92	-
U.S. state sponsored (c)	1	-	1	-	-			-
Foreign government sponsored (c)	1	-	1	-	13	-	13	-
Asset-backed securities (d)	14	-	14	-	-	-	-	-
Other Types of Investments:
Cash and cash equivalents (e)	12	8	4	-	41	-	41	-
Multi-asset common collective trusts (f)	138	-	138	-	-	-	-	-
Private equity funds (g)	1	-	-	1	-	-	-	-
Total Investments	$729	$8	$720	$1	$184	$28	$156	$-

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

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

The weighted average asset allocation for our pension and other postretirement plans for 2011 and 2010 and the target allocation for 2012, by asset category, follows:

Pension Benefits
Asset Category	2012 Target Allocation	December 31, 2011	December 31, 2010
Equity securities	45-55%	51%	57%
Debt securities	40-50	45	39
Other	0-2	2	2
Cash and cash equivalents	0-3	2	2
Total	100%	100%	100%

Our pension plan asset investment strategy is to maintain an asset allocation that is diversified among multiple asset classes, and among multiple managers within each asset class, in order to minimize the risk of large losses and to maximize the long-term risk-adjusted rate of return.

Healthcare and Other Benefits
Asset Category	2012 Target Allocation	December 31, 2011	December 31, 2010
Debt securities	85-95%	89%	63%
Solutia common stock	0-10	8	15
Cash and cash equivalents	0-5	3	22
Total	100%	100%	100%

Our other postretirement benefits plan asset investment strategy is to invest in short-term, well-diversified, high quality investment instruments, with a primary objective of capital preservation.

Funded Status

The funded status of our plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. The funded status of our principal pension, healthcare and other benefit plans at December 31, 2011 and 2010 and the related amounts recognized in the Consolidated Statement of Financial Position are as follows:

	Pension Benefits		Healthcare and Other Benefits
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Fair value of plan assets	$715	$729	$159	$184
Projected benefit obligation	996	1,008	174	188
Funded Status	$(281)	$(279)	$(15)	$(4)

	Pension Benefits		Healthcare and Other Benefits
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Long-term asset	$6	$4	$5	$18
Current liability	$(1)	$-	$(2)	$(3)
Long-term liability	$(286)	$(283)	$(18)	$(19)
Accumulated other comprehensive loss:
Net actuarial (gain) loss	$224	$183	$(42)	$(62)

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligation in excess of plan assets and for the pension plans with accumulated benefit obligations in excess of plan assets are as follows:
	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Projected benefit obligation	$976	$988	$946	$951
Accumulated benefit obligation	$944	$957	$923	$931
Fair value of plan assets	$693	$710	$672	$680

The accumulated postretirement benefit obligation exceeds plan assets for all of our other postretirement benefit plans.

We actively manage funding of our qualified pension plans in order to meet the requirements of the applicable funding rules.  We contributed $51, $68, and $76 in the years ended December 31, 2011, 2010 and 2009.  According to the applicable funding rules, we estimate that we will be required to contribute approximately $80 to our pension plans in 2012.

Estimated Future Benefit Payments

Based on current information, estimated benefit payments expected to be made over the next five years and the cumulative five year period thereafter are as follows:

	Pension Benefits	Healthcare and Other Benefits
2012	$109	$28
2013	82	25
2014	90	22
2015	77	20
2016	73	15
2017-2021	305	39

We have available as of December 31, 2011, pension and other postretirement benefit plan assets of $715 and $159, respectively, to fund these future estimated benefit payments.

12.  Employee Savings Plan

Substantially all of our U.S. employees are eligible to participate in the Solutia Savings and Investment Plans (“SIP”), a 401(k) plan with matching contributions being invested in the same manner as participants’ personal SIP contributions.  For the year ended December 31, 2009, our matching contributions were suspended, subject to any agreements with our unions.  Effective in January of 2010, the employer match was reinstated at 50 percent on the first 7 percent of a participant’s qualified contributions with an additional performance match to be determined based upon Company performance. Our cash contributions related to the employer match were $6, $8 and $2 for the years ended December 31, 2011, 2010 and 2009.  Included in these cash contributions were $1 and $4 related to the additional performance match, for the years ended December 31, 2011 and 2010.  The 2010 performance match was substantially funded during 2010 while the performance match related to 2011 will be funded in the first quarter of 2012.  Our SIP matching contribution percentage for eligible employees was 100 percent on the first 7 percent of a participant’s qualified contributions during 2009.

13.  Share-Based Compensation

In 2008 we adopted the Solutia Inc. 2007 Management Long-Term Incentive Plan (“2007 Management Plan”).  The 2007 Management Plan, as amended by our stockholders at its annual meeting on April 21, 2010 (“Amended and Restated 2007 Management Plan”), authorizes us to issue up to 10,840,000 shares of our common stock for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards.  The shares used may be newly issued shares, treasury shares except for shares forfeited for taxes, or a combination.  As of December 31, 2011, 2,812,826 shares from the Amended and Restated 2007 Management Plan remain available for grants.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Also in 2008, we adopted the Solutia Inc. 2007 Non-Employee Director Stock Compensation Plan (“2007 Director Plan”).  The 2007 Director Plan authorizes up to 250,000 shares of our common stock for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards.  The shares used may be newly issued shares, treasury shares or a combination.  As of December 31, 2011, 88,726 shares from the 2007 Director Plan remain available for grants.

Stock Options

We granted options to purchase a total of 905,617, 1,037,625 and 20,000 shares of common stock to eligible employees under the 2007 Management Plan during the years ended December 31, 2011, 2010 and 2009, respectively.  No options were granted under our 2007 Director Plan for any periods presented.  The options (i) have an exercise price equal to the quoted market price of the common stock on the grant date, (ii) become exercisable in three or four equal installments on the first, second, third, and fourth (if applicable) anniversary of the grant date, subject to the employee’s continued employment and (iii) expire on the tenth anniversary of the grant date.

We determine the fair value of stock options at the grant date using a Black-Scholes model, which requires us to make several assumptions including risk-free interest rate, expected dividends and volatility.  The risk-free rate is based on the U.S. Treasury yield curve in effect for the expected term of the options at the time of grant. The dividend yield on our common stock at the time of grants was assumed to be zero since we did not pay dividends and had no plans to do so at the time of the grants.  Due to our emergence from bankruptcy in 2008, our historical volatility data and employee stock option exercise patterns were not considered in determining the volatility data and expected life assumptions.  Instead, the volatility assumptions were based on (i) historical volatilities of the stock of comparable chemical companies whose shares are traded using daily stock price returns equivalent to the expected term of the options and (ii) implied volatility.  The expected life of an option was determined based on a simplified assumption that the option will be exercised evenly from the time it becomes exercisable to expiration.

The weighted average fair value of options granted is determined based on the following weighted average assumptions:

	December 31,	December 31,	December 31,
	2011	2010	2009

Expected volatility	38.56%	37.20%	35.40%
Expected term (in years)	6	6	6
Risk-free rate	2.84%	3.12%	2.30%
Weighted average grant date fair value	$9.77	$7.13	$4.44

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

A summary of stock option activity is as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (a)
Outstanding at December 31, 2008	2,762,710	$17.29	9.2	$-
Granted	20,000	11.64	-
Forfeited or expired	(880,751)	17.30	-
Outstanding at December 31, 2009	1,901,959	$17.21	8.2	$-
Vested or Expected to Vest at December 31, 2009	1,883,896	$17.24	8.2	$-
Exercisable at December 31, 2009	637,721	$17.28	8.2	$-

Outstanding at December 31, 2009	1,901,959	$17.21	8.2	$-
Granted	1,037,625	16.93	-
Exercised	(110,211)	16.45	-
Forfeited or expired	(149,483)	16.80	-
Outstanding at December 31, 2010	2,679,890	$17.16	8.0	$16
Vested or Expected to Vest at December 31, 2010	2,606,771	$17.15	7.9	$15
Exercisable at December 31, 2010	1,114,042	$17.29	7.2	$6

Outstanding at December 31, 2010	2,679,890	$17.16	8.0	$16
Granted	905,617	22.92	-
Exercised	(195,285)	17.15	-
Forfeited or expired	(179,163)	19.86	-
Outstanding at December 31, 2011	3,211,059	$18.63	7.5	$-
Vested or Expected to Vest at December 31, 2011	3,139,758	$18.57	7.5	$-
Exercisable at December 31, 2011	1,822,256	$17.40	6.6	$-

(a)
Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of our common stock as of the applicable reporting date.

During the years ended December 31, 2011, 2010 and 2009, we recognized $5, $5 and $6 of compensation expense related to our stock options, respectively, of which $1 was allocated to discontinued operations for 2009.  Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $9 as of December 31, 2011 and will be recognized as expense over a remaining weighted average period of 2 years.

Restricted Stock Awards

We granted 440,180 and 639,860 shares of restricted stock awards to eligible employees under the Amended and Restated 2007 Management Plan during the years ended December 31, 2011 and 2010, respectively.  Approximately half of the shares granted during 2011 and 2010 vest upon completion of a service condition and the remaining one half of the shares vest based upon the attainment of certain performance and market conditions (“2011 and 2010 Performance Shares”).  The service condition shares vest in four equal installments on the first, second, third and fourth anniversaries of the grant date and the 2011 and 2010 Performance Shares vest in 2014 and 2013, respectively, if attainment of the performance and market conditions is achieved.  The actual vesting of the 2011 and 2010 Performance Shares could range from zero to 175 percent of the targeted number of shares depending upon actual performance.

We granted 25,576 and 36,447 shares of restricted stock awards to our non-employee directors under the 2007 Director Plan during the years ended December 31, 2011 and 2010, respectively.  The shares granted under the 2007 Director Plan represent annual equity retainers and vest in three equal installments, with the first installment vesting as of the date of the grant and the remaining vesting equally on the first and second anniversary of the grant date.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

We granted 2,417,859 shares of restricted stock awards to eligible employees under the 2007 Management Plan during the year ended December 31, 2009.  Approximately two thirds of the shares granted under the 2007 Management Plan during 2009 vest upon completion of a service condition and the remaining one third of the shares vest based upon the attainment of certain performance and market conditions (“2009 Performance Shares”).  The service condition shares vest 40 percent in both July 2010 and 2011 and 20 percent in July 2012. The performance and market condition shares vest in February 2012 if attainment of the performance and market conditions is achieved.

During the year ended December 31, 2009, we granted 56,938 shares of restricted stock awards to our non-employee independent directors as the annual equity retainer portion of their 2009 director compensation under the 2007 Director Plan. These shares vested at the date of the grant and have therefore been excluded from the table below.  We incurred less than $1 of compensation expense for the year ended December 31, 2009 related to this grant.

A summary of restricted stock award activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	1,419,540	$16.24
Granted	2,417,859	8.10
Vested	(825,029)	15.54
Forfeited	(116,069)	14.21
Outstanding at December 31, 2009	2,896,301	$9.71
Granted	676,307	18.84
Vested	(958,817)	10.88
Forfeited	(64,469)	12.78
Outstanding at December 31, 2010	2,549,322	$11.61
Granted	465,756	25.12
Vested	(906,676)	11.25
Forfeited	(176,883)	15.46
Outstanding at December 31, 2011	1,931,519	$14.68

During the years ended December 31, 2011, 2010 and 2009, we recognized $13, $15 and $13 of compensation expense related to our restricted stock awards, respectively, of which, $1 was allocated to discontinued operations for 2009.  Pre-tax unrecognized compensation expense for restricted stock awards, net of estimated forfeitures, was $12 as of December 31, 2011 and will be recognized as expense over a remaining weighted average period of 2 years.

14.  Shareholders’ Equity

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “SOA”.  On the Effective Date, we issued warrants to purchase an aggregate of 4,481,250 shares of our stock to shareholders based on a holder’s pre-petition stock ownership, provided that such holder held at least 24 shares (the “Warrants”).  Subject to the terms of the warrant agreement, Warrant holders are entitled to purchase our shares at an exercise price of $29.70 per share.  The Warrants have a five-year term in which they may be exercised for cash or on a net issuance basis and will expire on February 27, 2013.

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

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

On December 15, 2011, we declared a quarterly dividend of $0.0375 per share.  The dividend is payable on March 15, 2012 to shareholders of record at the close of business on February 15, 2012.  Accordingly, we accrued $5 for this dividend at December 31, 2011.

We have 100 million shares of preferred stock, par value $0.01 per share, authorized.  As of December 31,  2011 and 2010 there were no preferred shares issued or outstanding.

15. Accumulated Other Comprehensive Income (Loss)

The following table presents the balances of related after-tax components of accumulated other comprehensive income (loss).

	Accumulated Currency Adjustments	Postretirement Adjustments	Hedging Activity Adjustments	Accumulated Other Comprehensive Loss
Beginning Balance - December 31, 2008	$(98)	$(162)	$(26)	$(286)
Accumulated currency adjustments	42	-	-	42
Pension settlement charge	-	31	-	31
Actuarial loss arising during the year, net of tax of $(6)	-	(25)	-	(25)
Amortization of net actuarial gain	-	(4)	-	(4)
Net unrealized gain on derivative instruments	-	-	4	4
Realized loss on derivative instruments	-	-	1	1
Ending Balance - December 31, 2009	$(56)	$(160)	$(21)	$(237)
Accumulated currency adjustments	(10)	-	-	(10)
Pension settlement charge	-	2	-	2
Actuarial gain arising during the year, net of tax of $3	-	39		39
Amortization of net actuarial loss, net of tax of $1	-	2	-	2
Net unrealized gain on derivative instruments	-	-	3	3
Realized loss on derivative instruments	-	-	7	7
Ending Balance - December 31, 2010	$(66)	$(117)	$(11)	$(194)
Accumulated currency adjustments	(24)	-	-	(24)
Pension settlement charge	-	1	-	1
Actuarial loss arising during the year, net of tax of $(1)	-	(65)	-	(65)
Amortization of net actuarial loss	-	4	-	4
Net unrealized loss on derivative instruments	-	-	(9)	(9)
Realized loss on derivative instruments	-	-	8	8
Ending Balance - December 31, 2011	$(90)	$(177)	$(12)	$(279)

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

16.  Commitments and Contingencies

Commitments

Commitments, principally in connection with uncompleted additions to property, were approximately $15 and $29 at December 31, 2011 and 2010, respectively.  In addition, we were contingently liable under letters of credit totaling $52 and $29 as of December 31, 2011 and 2010, respectively.  The letters of credit included $1 which were cash collaterized both at December 31, 2011 and 2010, primarily related to environmental remediation and various insurance related activities.  The cash underlying these collateralized letters of credit is contractually restricted and accordingly is excluded from cash and cash equivalents and recorded in other assets within the Consolidated Statement of Financial Position as of December 31, 2011 and 2010.  Our future minimum payments under operating leases and various unconditional purchase obligations are as follows:

	Payments by Period
Future Minimum Payments	2012	2013	2014	2015	2016	2017 and thereafter
Operating leases	$14	$11	$8	$6	$5	$6
Unconditional purchase obligations	127	16	3	1	-	-
Total	$141	$27	$11	$7	$5	$6

Our expense related to operating leases was $24, $16, and $19 for 2011, 2010 and 2009, respectively.

Contingencies

Litigation

We are a party to legal proceedings, which have arisen in the ordinary course of business and involve claims for monetary damages.  As of December 31, 2011 and 2010, we accrued approximately $2 and $3, respectively, for legal costs to defend ourselves in legal matters.

Except for the potential effect of an unfavorable outcome with respect to our legacy tort claims litigation (“Legacy Tort Claims”), it is our opinion that the aggregate of all claims and lawsuits will not have a material adverse impact on our consolidated financial statements.

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

Escambia County, Florida Litigation. In June 2008, a group of approximately fifty property owners and business owners in the Pensacola, Florida area filed a lawsuit in the Circuit Court for Escambia County, Florida against Monsanto, Pharmacia, Solutia and the plant manager at Solutia's former Pensacola plant, an Integrated Nylon asset that was included in the divestiture of our Integrated Nylon business.  The lawsuit alleges that the defendants are responsible for elevated levels of PCBs in the Escambia River and Escambia Bay due to past and continuing releases of PCBs from the Pensacola plant.  The plaintiffs seek: (1) damages associated with alleged decreased property values caused by the alleged contamination and (2) remediation of the alleged contamination in the waterways.  Plaintiffs did not specify the amount of their alleged damages in their complaint.  Plaintiffs have subsequently amended their complaint to add additional plaintiffs to the litigation, such that approximately 150 property and business owners are now named as plaintiffs.

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

Resolution of Tax Indemnification

During the second quarter 2010, we received a favorable settlement in a tax indemnification case related to income taxes we paid on a business for periods prior to our acquisition.  The settlement resulted in an $8 gain recorded in other income (loss), net within Unallocated and Other during the year ended December 31, 2010.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Environmental Liabilities

In the ordinary course of business, we are subject to numerous environmental laws and regulations covering compliance matters or imposing liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances.  We have incurred, and we may in the future incur, liabilities to investigate and clean up waste or contamination at our current facilities, properties adjacent to our current facilities or facilities operated by third parties at where we may have disposed of waste or other materials.  Under some circumstances, the scope of our liability may extend to damages to natural resources for which we have accrued $2 as of December 31, 2011 and 2010, exclusive of the balances noted below.  In almost all cases, our potential liability arising from historical contamination is based on operations and other events occurring at our facilities or as a result of their operation prior to the Solutia Spinoff.

Further, under terms of the Monsanto Settlement Agreement and our Plan, we have agreed to share responsibility with Monsanto for the environmental remediation at certain locations outside our plant boundaries in Anniston, Alabama, and Sauget, Illinois which were also incurred prior to the Solutia Spinoff (the “Shared Sites”).  Under this cost-sharing arrangement, we are responsible for the funding of environmental liabilities at the Shared Sites from the Effective Date up to a total of $325 after the exhaustion of funds from the special purpose entity dedicated to the Shared Sites.  Thereafter, if needed, we and Monsanto will share responsibility equally.  From the Effective Date through December 31, 2011, we have made cash payments of $35 million toward remediation of Shared Sites after exhaustion of the special purpose entity funds in 2009 and have accrued an additional $158 million to be paid over the life of the Shared Sites remediation activity.

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

Total
Balance at December 31, 2009	$291
Charges taken	8
Amounts utilized	(26)
Balance at December 31, 2010	273
Charges taken	6
Amounts utilized	(23)
Balance at December 31, 2011	$256

	December 31, 2011	December 31, 2010
Environmental Remediation Liabilities, current	$29	$29
Environmental Remediation Liabilities, long-term	227	244
Total	$256	$273

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

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Anniston, Alabama: On Aug. 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Revised Partial Consent Decree (“RPCD”), pursuant to which Pharmacia and Solutia are obligated to perform, among other things, residential cleanup work and a remedial investigation/feasibility study (“RI/FS”) as a result of PCB contamination from our Anniston plant, which occurred prior to the Solutia Spinoff.  The residential cleanup of available properties was completed in 2010.  Furthermore, in 2010 the Anniston Plant Site RI/FS was completed and approved.  On September 29, 2011 the United States Environmental Protection Agency (“USEPA”) issued its interim Record of Decision (“ROD”) setting out the required remedies associated with the plant, which were mainly as the Company proposed in the FS.  Upon negotiation of a Consent Decree with USEPA or an amendment to the RPCD, Solutia will implement this interim ROD over the next few years and a final ROD will be issued some time after the interim ROD is completed.  The RI/FS for the non-residential properties and the creeks/floodplain are ongoing but it is probable that some level of remediation and/or sediment removal will be required in the future.  We have accrued for this liability based upon our understanding of the level and extent of contamination in these areas, the remedial effort likely to be required by various governmental organizations and estimated costs associated with similar remediation projects.  We may recover some of our investigation and remediation costs from parties, against whom we filed a cost recovery action in July 2003 but because the eventual outcome of these proceedings is uncertain, our environmental liability at December 31, 2011 does not incorporate this potential reimbursement.  State and Federal Natural Resource Damage Trustees have asserted a claim for potential natural resource damage and advised us that they are preparing to undertake an assessment as to the nature and extent of such damages.  These Trustees have requested we consider entering into a cooperative agreement to perform a damage assessment and discussions to resolve these damages are ongoing.  As of December 31, 2011, we have accrued $105 for all environmental remediation projects in the Anniston, Alabama area which represents our best estimate of the ultimate liability.  Timing of the remediation will not be established until we complete the RI/FS work, a ROD covering the off-plant areas is issued by the United States Environmental Protection Agency (“USEPA”), and a consent decree or amendment to the RPCD for each of these RODS is negotiated and entered by the court to cover the selected remediation, which will take several years.

Sauget, Illinois: A number of industries, including our W.G. Krummrich Plant, have operated and disposed of wastes in Sauget, Illinois.  Areas of contamination from these industrial operations, which for our W.G. Krummrich Plant occurred prior to the Solutia Spinoff, have been classified as part of either the Sauget Area 1 Sites or the Sauget Area 2 Sites.  We conducted a RI/FS for the Sauget Area 1 Sites under an Administrative Order on Consent issued on January 21, 1999.  Although an extensive removal action for one of the Sauget Area 1 Sites was conducted under a Unilateral Administrative Order issued on May 31, 2000, the cost and timing of any additional required remedial actions will be established only after a Record of Decision is issued by the USEPA, and a consent decree is negotiated and entered by the court to cover the selected remediation.  We have an agreement with two other potentially responsible parties (“PRPs”) to enter into an allocation proceeding upon issuance of the ROD to resolve our respective shares of the liability for the Sauget Area 1 Sites.  With respect to the Sauget Area 2 Sites, we, in coordination with 19 other PRPs, are also required to conduct a RI/FS for the Sauget Area 2 Sites under an Administrative Order on Consent issued effective November 24, 2000.  We submitted the revised RI/FS report with these PRPs based on interim allocations and have agreed, upon issuance of the ROD, to participate in an allocation proceeding to fully resolve each PRP’s share of the liability for the investigation and remediation costs.  For each of the Sauget Area 1 and 2 Sites, we anticipate the USEPA and Illinois Environmental Protection Agency (“IEPA”) to issue a Record of Decision with final action for the landfill/impoundment covers within the next two years.   However, although an interim groundwater remedy has been installed pursuant to a Unilateral Administrative Order issued on October 3, 2002, it is uncertain when the USEPA and IEPA will issue a final remedy for the groundwater operable unit.  Our ultimate exposure at these sites will depend on the final remedial actions to be taken and on the level of contribution from other PRPs.  In addition, several PRPs, including Solutia and Pharmacia, received in June 2009 from the U.S. Department of the Interior, on behalf of various federal and state natural resource trustees, a notice of intent to perform and an invitation to cooperate in a natural resource damage assessment for the Sauget Industrial Corridor.  Our best estimate of the ultimate cost of all remedial measures that will be required at the Sauget, Illinois area sites is $68 for which we have accrued as of December 31, 2011.

W. G. Krummrich Site:  We entered into a Consent Order under the U.S. Resource Conservation and Recovery Act of 1976, as amended, effective May 3, 2000, to investigate and remediate soil and groundwater contamination from our manufacturing operations at the W.G. Krummrich Plant, which occurred prior to the Solutia Spinoff.  We conducted an extensive corrective measures study and a Final Decision was issued by the USEPA in February 2008 setting out the required corrective measures to be completed.  Due to the complexity of the contamination issues at this site, certain of the corrective measures will be performed in phases. Required pilot testing has been completed and the design/implementation of full scale remediation systems has commenced with operation of these systems expected until at least 2015. Our best estimate of the remaining cost to perform all of the remaining corrective measures that will be required at the W.G. Krummrich Site is $18 which we have accrued as of December 31, 2011.

We also have accruals for remedial obligations at several of our current or former manufacturing sites which we have owned or operated since the Solutia Spinoff.  Our best estimate of the ultimate cost of all corrective measures that will be required at these sites is $65 which we have accrued as of December 31, 2011.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

17. Segment and Geographic Data

Our operations are reported in three reportable segments consisting of Advanced Interlayers, Performance Films and Technical Specialties.  These reportable segments are organized based upon a combination of the products and services offered and the end markets that are served.  Included in our Advanced Interlayers reportable segment are the Saflex and Photovoltaic operating segments that have been aggregated.

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

Reportable Segment	Products
Advanced Interlayers	●	SAFLEX® plastic interlayer
	●	VISTASOLAR® ethyl vinyl acetate encapsulants
	●	Specialty intermediate polyvinyl butyral resin and plasticizer

Performance Films	●	LLUMAR®, VISTA®, GILA®, V-KOOL®, HUPER OPTIK®, XIR® and FORMULAONE® professional and retail window films
	●	FLEXVUE™ precision coated films and other enhanced polymer films for industrial customers

Technical Specialties	●	CRYSTEX® insoluble sulfur
	●	SANTOFLEX® antidegradants
	●	THERMINOL® heat transfer fluids
	●	SKYDROL® aviation hydraulic fluids

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

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Our 2011, 2010 and 2009 segment information follows:

	Year Ended December 31,
	2011		2010		2009
Reportable Segment:	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)	Net Sales	Profit (Loss)
Advanced Interlayers	$897	$194	$828	$188	$690	$144
Performance Films	298	53	252	46	185	26
Technical Specialties	902	338	860	316	725	271
Reportable Segment Totals	2,097	585	1,940	550	1,600	441
Unallocated and Other	-	(63)	10	(87)	18	(96)
Total	2,097	522	1,950	463	1,618	345
Reconciliation to consolidated totals:
Depreciation and amortization		(125)		(117)		(107)
Interest expense		(101)		(139)		(121)
Loss on debt extinguishment or modification		(4)		(89)		(38)
Net income attributable to noncontrolling interest		5		4		4
Consolidated Totals:
Net Sales	$2,097		$1,950		$1,618
Income from Continuing Operations Before Income Tax Expense		$297		$122		$83

	Year Ended December 31,
	2011		2010		2009
Segment:	Capital Expenditures	Depreciation and Amortization	Capital Expenditures	Depreciation and Amortization	Capital Expenditures	Depreciation and Amortization
Advanced Interlayers	$61	$61	$36	$53	$29	$48
Performance Films	9	22	6	21	3	19
Technical Specialties	30	40	22	39	11	36
Reportable Segment totals	100	123	64	113	43	103
Unallocated and Other	5	2	2	4	1	4
Total	$105	$125	$66	$117	$44	$107

	December 31, 2011	December 31, 2010
Assets by Segment:
Advanced Interlayers	$1,625	$1,585
Performance Films	800	685
Technical Specialties	854	870
Reportable Segment Totals	3,279	3,140
Reconciliation to Consolidated Totals:
Discontinued Operations	1	5
Unallocated and Other	246	392
Consolidated Totals	$3,526	$3,537

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Our net sales by geographic region, based upon geographic region which product was shipped to, for 2011, 2010 and 2009 follows:

	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated and Other	Consolidated Totals
Year Ended December 31, 2011
U.S.	$179	$132	$202	$-	$513
Europe	438	31	237	-	706
Asia Pacific	170	114	350	-	634
Rest of World	110	21	113	-	244
	$897	$298	$902	$-	$2,097
Year Ended December 31, 2010
U.S.	$163	$126	$199	$-	$488
Europe	404	27	216	8	655
Asia Pacific	154	82	337	2	575
Rest of World	107	17	108	-	232
	$828	$252	$860	$10	$1,950
Year Ended December 31, 2009
U.S.	$124	$105	$172	$4	$405
Europe	343	28	180	11	562
Asia Pacific	128	37	267	2	434
Rest of World	95	15	106	1	217
	$690	$185	$725	$18	$1,618

With the exception of China, no foreign country, individual customer, or customer group represented greater than 10 percent of net sales for the years ended December 31, 2011, 2010, and 2009.  During 2011, 2010 and 2009, China represented approximately  14,  13 and  12 percent, respectively, of consolidated net sales for each period.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Our property, plant and equipment by geographic region for 2011 and 2010 follow:

	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated and Other	Consolidated Totals
December 31, 2011
U.S.	$138	$91	$87	$6	$322
Europe	216	10	132	2	360
Asia Pacific	81	11	98	1	191
Rest of World	45	-	26	1	72
	$480	$112	$343	$10	$945
December 31, 2010
U.S.	$148	$82	$83	$6	$319
Europe	203	-	146	11	360
Asia Pacific	52	1	102	-	155
Rest of World	48	-	29	-	77
	$451	$83	$360	$17	$911

With the exception of Belgium, no individual foreign country represented greater than 10 percent of property, plant and equipment as of December 31, 2011 or 2010.  During 2011 and 2010, Belgium represented 23 percent and 24 percent, respectively, of net property, plant and equipment.

18.  Earnings (Loss) Per Share

The following table presents the net income (loss) used in the basic and diluted earnings (loss) per share and reconciles weighted average number of shares used in the calculations of basic and diluted earnings (loss) per share.

	Year Ended December 31,
(Shares in millions)	2011	2010	2009

Consolidated Statement of Operations Results:
Income from Continuing Operations	$267	$91	$66
Less Net Income attributable to noncontrolling interest	5	4	4
Income from Continuing Operations attributable to Solutia	262	87	62
Loss from Discontinued Operations	-	(9)	(175)
Net Income (Loss) attributable to Solutia	$262	$78	$(113)

Weighted average number of shares outstanding used for basic earnings (loss) per share	119.8	118.9	106.5
Non-vested restricted shares	1.1	1.1	0.2
Stock options	0.4	-	-
Weighted average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share	121.3	120.0	106.7

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

The following shares were not included in the computation of earnings (loss) per share since the result would have been anti-dilutive.
	Year Ended December 31,
(Shares in millions)	2011	2010	2009
Non-vested restricted shares	0.1	-	1.0
Stock options	1.4	2.5	2.4
Warrants (a)	4.5	4.5	4.5

(a)
Upon the Effective Date, we issued warrants to purchase an aggregate of 4.5 shares to certain holders of our stock based on such holder's pre-petition stock ownership.  These warrants have an exercise price of $29.70 and expire on February 27, 2013.

19. Quarterly Data -- Unaudited

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$509	$543	$519	$526
Gross Profit	162	170	149	153
Income from Continuing Operations attributable to Solutia	65	68	75	54
Loss from Discontinued Operations, net of tax	-	-	-	-
Net Income attributable to Solutia	$65	$68	$75	$54

Basic Income per share:
Income from Continuing Operations attributable to Solutia	$0.54	$0.57	$0.62	$0.45
Loss from Discontinued Operations, net of tax	-	-	-	-
Net Income attributable to Solutia	$0.54	$0.57	$0.62	$0.45

Diluted Income per share:
Income from Continuing Operations attributable to Solutia	$0.54	$0.56	$0.62	$0.45
Loss from Discontinued Operations, net of tax	-	-	-	-
Net Income attributable to Solutia	$0.54	$0.56	$0.62	$0.45

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$448	$502	$511	$489
Gross Profit	148	159	158	143
Income (Loss) from Continuing Operations attributable to Solutia	(56)	54	46	43
Income (Loss) from Discontinued Operations, net of tax	(2)	(13)	2	4
Net Income (Loss) attributable to Solutia	$(58)	$41	$48	$47

Basic and Diluted Income (Loss) per share:
Income (Loss) from Continuing Operations attributable to Solutia	$(0.47)	$0.45	$0.38	$0.36
Income (Loss) from Discontinued Operations, net of tax	(0.02)	(0.11)	0.02	0.03
Net Income (Loss) attributable to Solutia	$(0.49)	$0.34	$0.40	$0.39

Charges and gains recorded in 2011 and 2010 and other events affecting comparability have been summarized below for income (loss) from continuing operations before taxes.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Income from continuing operations in the three months ended March 31, 2011 included a gain of $17 related to certain other rubber chemicals divestitures, offset by charges of $12 of severance and other charges incurred in conjunction with the relocation of our European regional headquarters and $2 related to the modification of our 2017 Term Loan. Income from continuing operations in the three months ended June 30, 2011 included a pension settlement charge of $1 related to the relocation of our European regional headquarters. Income from continuing operations in the three months ended September 30, 2011 included a gain of $29 related to the sale of our remaining 2% ownership interest in Ascend Performance Materials Holdings Inc., offset by charges of $3 of acquisition and start-up expenses on acquired businesses, $5 of severance and share-based compensation costs on an executive officer separation agreement and $2 connected with premiums paid on the repurchase of our 8.75% and 7.875% Notes. Income from continuing operations in the three months ended December 31, 2011 included charges of $4 of acquisition and start-up expenses on acquired businesses and $1 related to the relocation of our European regional headquarters.

Loss from continuing operations in the three months ended March 31, 2010 included charges of $89 related to the early extinguishment of our 2014 Term Loan and 2013 Revolver, $4 of acquisition costs on acquired businesses, $3 for severance, pension settlements and retraining costs connected with the general corporate restructuring, $3 related to the closure of our Cologne Facility and $1 related to the closure of our Ruabon Facility. Income from continuing operations in the three months ended June 30, 2010 included charges of $3 related to the closure of our Cologne Facility, $3 of acquisition costs on acquired businesses, $1 for severance, pension settlements and retraining costs in connection with the general corporate restructuring, $1 related to the closure of our Ruabon Facility and $1 due to a step-up in inventory for the Novomatrix acquisition, partially offset by a gain of $8 recognized in conjunction with the settlement of a tax indemnification case. Income from continuing operations in the three months ended September 30, 2010 included charges of $5 for loss on the sale of our European Plastic Products business and $1 associated with closure of our Cologne Facility. Income from continuing operations for the three months ended December 31, 2010 included charges of $2 for severance, pension settlements and retraining costs in connection with the general corporate restructuring, $2 for the settlement of a contractual dispute and $1 related to the closure of our Cologne facility, offset by a gain of $5 on the sale of selected assets of our Perkalink business.

Under ASC 260 Earnings per Share, the quarterly and total year calculations of basic and diluted loss per share are based on weighted average shares outstanding for that quarterly or total year period, respectively.  As a result, the sum of basic and diluted income (loss) per share for the quarterly periods may not equal total year income (loss) per share.

20. Condensed Consolidating Financial Statements

In accordance with SEC regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” we are providing condensed consolidating financial statements as the 8.75% Notes and 7.875% Notes are fully and unconditionally guaranteed on a joint and several basis.

The following consolidating financial statements present, in separate columns, financial information for:  (i) Solutia, on a parent-only basis, carrying its investment in subsidiaries under the equity method; (ii) Note Guarantors on a combined basis (“Guarantors”), carrying investments in subsidiaries which do not guarantee the debt (the “Non-Guarantors”) under the equity method; (iii) Non-Guarantors on a combined basis; (iv) eliminating entries and (v) consolidated totals as of December 31, 2011, 2010 and 2009.  The eliminating entries primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations.

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Condensed Consolidating Statement of Operations
Twelve Months Ended December 31, 2011

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Net Sales	$555	$425	$1,915	$(798)	$2,097
Cost of goods sold	467	279	1,561	(844)	1,463
Gross Profit	88	146	354	46	634

Selling, general and administrative expenses	97	53	100	-	250
Research and development expenses and other operating expense (income), net	(22)	8	(6)	-	(20)

Operating Income (Loss)	13	85	260	46	404

Equity earnings from affiliates	293	161	-	(454)	-
Interest expense	(115)	(1)	(207)	222	(101)
Other income (loss), net	78	48	140	(268)	(2)
Loss on debt extinguishment or modification	(4)	-	-	-	(4)

Income from Continuing Operations Before Income Tax Expense	265	293	193	(454)	297
Income tax expense	3	1	27	(1)	30
Net Income	262	292	166	(453)	267
Net Income attributable to noncontrolling interest	-	-	5	-	5
Net Income attributable to Solutia	$262	$292	$161	$(453)	$262

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Condensed Consolidating Statement of Operations
Twelve Months Ended December 31, 2010

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Net Sales	$481	$408	$1,753	$(692)	$1,950
Cost of goods sold	412	266	1,377	(713)	1,342
Gross Profit	69	142	376	21	608

Selling, general and administrative expenses	98	50	113	-	261
Research and development expenses and other operating expense (income), net	12	5	(1)	-	16

Operating Income (Loss)	(41)	87	264	21	331

Equity earnings from affiliates	274	142	-	(416)	-
Interest expense	(140)	(1)	(162)	164	(139)
Other income, net	57	51	105	(194)	19
Loss on debt extinguishment or modification	(88)	-	(1)	-	(89)

Income from Continuing Operations Before Income Tax Expense	62	279	206	(425)	122
Income tax expense	1	-	34	(4)	31
Income from Continuing Operations	61	279	172	(421)	91
Income (Loss) from discontinued operations, net of tax	17	1	(27)	-	(9)
Net Income	78	280	145	(421)	82
Net Income attributable to noncontrolling interest	-	-	4	-	4
Net Income attributable to Solutia	$78	$280	$141	$(421)	$78

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Condensed Consolidating Statement of Operations
Twelve Months Ended December 31, 2009

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Net Sales	$399	$339	$1,458	$(578)	$1,618
Cost of goods sold	345	216	1,182	(602)	1,141
Gross Profit	54	123	276	24	477

Selling, general and administrative expenses	80	58	87	-	225
Research and development expenses and other operating expense (income), net	12	3	(5)	-	10

Operating Income (Loss)	(38)	62	194	24	242

Equity earnings from affiliates	196	73	-	(269)	-
Interest expense	(121)	(1)	(154)	155	(121)
Other income, net	42	67	74	(183)	-
Loss on debt extinguishment or modification	(38)	-	-	-	(38)

Income from Continuing Operations Before Income Tax Expense	41	201	114	(273)	83
Income tax expense	-	-	17	-	17
Income from Continuing Operations	41	201	97	(273)	66
Loss from discontinued operations, net of tax	(154)	-	(21)	-	(175)
Net Income (Loss)	(113)	201	76	(273)	(109)
Net Income attributable to noncontrolling interest	-	-	4	-	4
Net Income (Loss) attributable to Solutia	$(113)	$201	$72	$(273)	$(113)

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Condensed Consolidating Balance Sheet
December 31, 2011

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia
ASSETS
Current Assets:
Cash and cash equivalents	$32	$7	$74	$-	$113
Trade receivables, net	32	41	163	-	236
Intercompany receivables	46	669	476	(1,191)	-
Miscellaneous receivables	18	3	54	-	75
Inventories	84	57	234	(40)	335
Prepaid expenses and other current assets	7	1	9	10	27
Current assets of discontinued operations	-	-	1	-	1
Total Current Assets	219	778	1,011	(1,221)	787

Net Property, Plant and Equipment	177	149	619	-	945
Investments in Affiliates	2,606	703	1,323	(4,632)	-
Goodwill	150	243	390	-	783
Net Identified Intangible Assets	179	316	421	-	916
Intercompany Advances	440	512	2,027	(2,979)	-
Other Assets	47	2	46	-	95
Total Assets	$3,818	$2,703	$5,837	$(8,832)	$3,526

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$59	$20	$107	$-	$186
Intercompany payables	718	17	456	(1,191)	-
Accrued liabilities	116	12	99	-	227
Intercompany short-term debt	43	-	564	(607)	-
Current liabilities of discontinued operations	-	-	8	-	8
Total Current Liabilities	936	49	1,234	(1,798)	421

Long-Term Debt	1,337	-	-	-	1,337
Intercompany Long-Term Debt	131	23	2,218	(2,372)	-
Postretirement Liabilities	224	2	82	-	308
Environmental Remediation Liabilities	210	4	13	-	227
Deferred Tax Liabilities	19	11	160	-	190
Non-Current Liabilities of Discontinued Operations	-	-	18	-	18
Other Liabilities	42	7	49	-	98

Equity:
Common stock	1	-	-	-	1
Additional contributed capital	1,651	2,607	2,055	(4,662)	1,651
Treasury stock	(13)	-	-	-	(13)
Accumulated other comprehensive loss	(279)	-	-	-	(279)
Accumulated deficit	(441)	-	-	-	(441)
Total Shareholders' Equity attributable to Solutia	919	2,607	2,055	(4,662)	919
Equity attributable to noncontrolling interest	-	-	8	-	8
Total Equity	919	2,607	2,063	(4,662)	927
Total Liabilities and Equity	$3,818	$2,703	$5,837	$(8,832)	$3,526

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

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Condensed Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2011

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Cash Provided by (Used in) Operations	$(75)	$142	$155	$-	$222

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(19)	(11)	(75)	-	(105)
Acquisition & Investment Payments	(114)	7	(7)	-	(114)
Asset disposals	32	3	26	-	61
Cash Used in Investing Activities	(101)	(1)	(56)	-	(158)

FINANCING ACTIVITIES:
Payment of long-term debt obligations	(127)	-	-	-	(127)
Payment of short-term debt obligations	-	(1)	(3)	-	(4)
Purchase of treasury shares	(7)	-	-	-	(7)
Dividends attributable to noncontrolling interest	-	-	(4)	-	(4)
Other, net	-	-	(2)	-	(2)
Changes in investments and advances from (to) affiliates	244	(140)	(104)	-	-
Cash Provided by (Used in) Financing Activities	110	(141)	(113)	-	(144)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	2	-	2

Increase (Decrease) in Cash and Cash Equivalents	(66)	-	(12)	-	(78)

CASH AND CASH EQUIVALENTS:
Beginning of year	98	7	86	-	191
End of year	$32	$7	$74	$-	$113

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Condensed Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2010

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Cash Provided by (Used in) Operations	$(160)	$181	$253	$-	$274

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(12)	(10)	(44)	-	(66)
Acquisition and investment payments	-	(1)	(370)	-	(371)
Investment proceeds and property disposals	(5)	-	13	-	8
Cash Used in Investing Activities	(17)	(11)	(401)	-	(429)

FINANCING ACTIVITIES:
Proceeds from long-term debt obligations	1,144	-	-	-	1,144
Payments of short-term debt obligations	-	-	(16)	-	(16)
Payments of long-term debt obligations	(958)	-	-	-	(958)
Debt issuance costs	(27)	-	-	-	(27)
Purchase of treasury shares	(4)	-	-	-	(4)
Dividends attributable to noncontrolling interest	-	-	(4)	-	(4)
Other, net	(8)	-	-	-	(8)
Changes in investments and advances from (to) affiliates	24	(164)	140	-	-
Cash Provided by (Used in) Financing Activities	171	(164)	120	-	127

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	(24)	-	(24)

Increase (Decrease) in Cash and Cash Equivalents	(6)	6	(52)	-	(52)

CASH AND CASH EQUIVALENTS:
Beginning of year	104	1	138	-	243
End of year	$98	$7	$86	$-	$191

SOLUTIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)

Condensed Consolidating Statement of Cash Flows
Twelve Months Ended December 31, 2009

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Cash Provided by (Used in) Operations	$(274)	$247	$278	$-	$251

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(18)	5	(27)	-	(50)
Acquisition and investment payments	-	(2)	--	-	(2)
Restricted cash investments	9	-	--	-	9
Investment proceeds and property disposals	16	-	6	-	22
Cash Provided by (Used in) Investing Activities	7	(7)	(21)	-	(21)

FINANCING ACTIVITIES:
Net change in lines of credit	(3)	-	(11)	-	(14)
Proceeds from long-term debt obligations	400	-	70	-	470
Net change in long-term revolving credit facility	(175)	-	(6)	-	(181)
Proceeds from stock issuance	119	-	--	-	119
Proceeds from short-term debt obligations	-	-	22	-	22
Payments of short-term debt obligations	-	-	(17)	-	(17)
Payments of long-term debt obligations	(312)	-	(74)	-	(386)
Debt issuance costs	(25)	-	--	-	(25)
Purchase of treasury shares	(2)	-	--	-	(2)
Dividends attributable to noncontrolling interest	-	-	(5)	-	(5)
Changes in investments and advances from (to) affiliates	369	(240)	(129)	-	-
Cash Provided by (Used in) Financing Activities	371	(240)	(150)	-	(19)

Increase in Cash and Cash Equivalents	104	-	107	-	211

CASH AND CASH EQUIVALENTS:
Beginning of year	-	1	31	-	32
End of year	$104	$1	$138	$-	$243

21.  Subsequent Events

On January 26, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eastman Chemical Company (“Eastman”) and Eagle Merger Sub Corporation (“Merger Sub”), a wholly owned subsidiary of Eastman.  The Merger Agreement provides for the merger of Merger Sub with and into Solutia, with Solutia surviving as a wholly owned subsidiary of Eastman (the “Merger”). At the effective time of the Merger, each outstanding share of common stock, par value $0.01 per share, of  Solutia will be converted into the right to receive (i) $22.00 in cash, without interest, and (ii) 0.120 shares of common stock, par value $0.01 per share of Eastman.

The closing of the merger is subject to a number of conditions precedent described in the Merger Agreement, including (i) approval of the Merger by the stockholders of the Company, (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of foreign antitrust clearances, (iii) absence of any law or regulation that prohibits the consummation of the Merger, (iv) effectiveness of the registration on Form S-4 to be filed by Eastman with the Securities and Exchange Commission related to the Merger and (v) approval of the shares of Eastman common stock to be issued in the Merger for listing on the New York Stock Exchange. Each party’s obligation to close the Merger is also subject to the material accuracy of the representations and warranties of the other party in the Merger Agreement and the compliance in all material respects with covenants of the other party in the Merger Agreement and the absence of a Material Adverse Effect (as defined in the Merger Agreement) on the other party.

The Merger Agreement includes customary representations, warranties and covenants of the parties. The Merger Agreement contains termination rights of Solutia and Eastman and further provides that we will be required to pay Eastman a termination fee of $102 million under certain specified circumstances of termination of the Merger Agreement.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, Solutia carried out an evaluation, under the supervision and with the participation of Solutia’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of Solutia’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, Solutia’s disclosure controls and procedures are effective.  Further, there were no changes in Solutia’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of Solutia’s internal control over financial reporting as of December 31, 2011.  Solutia excluded from its assessment the internal control over financial reporting at Southwall Technologies Inc. (“Southwall”), which was acquired on November 23, 2011.  Southwall reflects total assets constituting 1 percent and net sales constituting less than 1 percent of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.  Solutia will include Southwall in its evaluation of the design and effectiveness of internal control over financial reporting as of December 31, 2012.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, management believes that Solutia maintained effective internal control over financial reporting as of December 31, 2011.

Solutia’s independent auditors have issued an attestation report on Solutia’s internal control over financial reporting.  This report appears on page 42.

ITEM 9B.  OTHER INFORMATION

Annual Incentive Plan

On February 21, 2012, our Executive Compensation and Development Committee (“ECDC”) approved the performance measures for the 2012 annual incentive plan (the “2012 AIP”).

The 2012 AIP provides an annual incentive-based bonus opportunity for almost all of our employees, including executive officers.  The 2012 AIP is administered by the ECDC and is based on a bonus pool concept.  There are separate bonus pools, funded 100% on the results of the performance measures for the enterprise, for enterprise-level participants and 50% on the enterprise performance measures and 50% on the performance measures for the applicable business unit, for the business unit participants.  Our Named Executive Officers participate in the enterprise-level pool.

            The ECDC established financial and strategic performance measures for the enterprise pool and a weighting of each such measure as follows: revenue (25%); EBITDA (25%); cash from continuing operations, excluding excess funding into our U.S. pension plans (25%); and a safety strategic measure (25%).  The ECDC determines a threshold (0.50x), target (1.0x) and maximum (2.5x) funding level (1.5x maximum for the strategic measure) for each performance measure.  If the threshold level of performance is not met with respect to any particular performance measure, there is no funding of the bonus pool for that particular performance measure.  The target level of funding or a 1.0x funding factor is the aggregate of all target bonuses for the participants in the 2012 AIP.

The target incentive is a percentage of annual base salary and varies by participant level in the organization.  Our Named Executive Officers have the following target incentives: Mr. Quinn: 150%; Messrs. Donnelly and Sullivan: 100%; and Messrs. DeBolt and Berra: 75%.  Actual performance against each of the established performance measures determines an overall funding factor (after applying the appropriate weighting to each measure) that is applied to each individual’s target (1.0x) incentive.

Each participant’s target bonus is multiplied by the relevant overall funding factor that was used to determine the size of the bonus pools from which the participant’s bonus is paid.  For our Named Executive Officers, target awards are based 75% on business performance and 25% on individual performance.  The individual total award can range from 0% to a maximum of 150% of the adjusted target award.  For our Named Executive Officers, their threshold, target and maximum bonus is set forth below:

	2012 AIP
Name	Minimum	Target	Maximum
Jeffry N. Quinn	$735,109	$1,470,218	$4,410,653
James M. Sullivan	$249,228	$498,456	$1,495,368
D. Michael Donnelly	$237,500	$475,000	$1,425,000
Robert T. DeBolt	$136,387	$272,774	$818,323
Paul J. Berra, III	$131,963	$263,925	$791,775

In accordance with the terms of the Merger Agreement, if a participant, including any of our Named Executive Officers’ employment is terminated without Cause or for Good Reason, as such terms are defined in the participant’s respective employment agreement, executive separation pay plan or our employee separation pay plan, as applicable, after the Effective Time, as defined in the Merger Agreement or up to and including December 31, 2012, then such participant will receive a payout in cash at the time of such termination.  For Messrs. Quinn, Sullivan and DeBolt, the amount of such payment shall be determined in accordance with their respective employment agreements.  For Messrs. Berra and Donnelly and other plan participants, the payment shall be equal to such participant’s target bonus amount pro-rated to the date of termination.  For all other participants, awards under the 2012 AIP will be paid no later than two and one-half months following the end of the 2012 calendar year.

Award of Phantom Stock Units

On February 21, 2012 our ECDC approved grants of phantom stock units to certain senior executives of the Company, including our Named Executive Officers.  The number of units granted was determined based on equity grant guidelines established by our ECDC.  Under these guidelines, the equity grant value for each plan participant is expressed as a percentage of the participant’s base salary.  The equity grant values for our Named Executive Officers are as follows:  Mr. Quinn: 225%; Messrs. Sullivan and Donnelly: 150% and Messrs. DeBolt and Berra: 120%.  The number of units granted to our Named Executive Officers was based on the closing price of Solutia common stock on the date of the grant, which resulted in the following number of phantom stock units being granted:

Named Executive Officer	Phantom Stock Units
Jeffry N. Quinn	78,342
James M. Sullivan	26,561
D. Michael Donnelly	25,311
Robert T. DeBolt	15,504
Paul J. Berra, III	15,001

The phantom stock units vest over a four year period at a rate of 25% per year on the anniversary of the date of the grant.  As of the Effective Time, as defined in the Merger Agreement, each phantom stock unit will be converted to a cash amount equal to the closing price of a share of Solutia common stock as of the Effective Time.

In accordance with the terms of the Merger Agreement, if the employment of a Named Executive Officer is terminated without Cause or for Good Reason, as such terms are defined in his employment agreement or under the executive separation pay plan, as applicable, after the Effective Time, the number of phantom units that vest upon such termination shall be calculated based on a percentage equal to the number of days in 2012 that have elapsed as of the date of termination divided by 365.  For all other participants, the number of shares that vest if the employment of a participant is terminated without Cause or for Good Reason, as such terms are defined in the executive separation pay plan or our employee separation pay plan, as applicable, after the Effective time, is 100% of the phantom units granted.

Amendments to Executive Separation Pay Plan

On February 21, 2012 our ECDC approved amendments to our Executive Separation Pay Plan (the “Amended Plan”).  The amendments, among other items clarify the application of the Amended Plan to terminations for Cause and for Good Reason; provide that for terminations for any reason other than for Cause within 12 months after a Change in Control or a termination with Good Reason within 12 months after a Change in Control, the lump sum severance component of the Amended Plan will be based on the executive’s annual base pay and the average annual bonus paid for the 2010 and 2011 calendar years; and provide that eligibility to receive the separation pay is contingent upon execution and return of a waiver, the form of which is attached as an exhibit to the Amended Plan.

A copy of the Amended Plan is filed as Exhibit 10.33 to this Form 10-K and incorporated herein by reference.  The foregoing description of the Amended Plan does not purport to be complete and is qualified in its entirety by reference to the Amended Plan.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this section is incorporated by reference from our Proxy Statement under the headings “Director Biographies,” “Board Committees” and “Code of Ethics for Senior Financial Officers” appearing in the section entitled “The Board of Directors and Corporate Governance” and the information appearing in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” or will be provided by subsequent amendment to this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this section is incorporated by reference from our Proxy Statement under the heading “Compensation Discussion and Analysis”, “Executive Compensation & Development Committee Report,” “Summary Compensation Table”, “Grant of Plan-Based Awards for the Year Ended December 31, 2011”, “Option Exercises and Stock Vested for the Year Ended December 31, 2011”, “Pension Benefits”,  “Employment Agreements with Named Executive Officers” and “Potential Payments upon Termination of Employment or Change-in-Control” appearing in the section entitled “Executive Compensation”, and “Director Compensation for the Year Ended December 31, 2011” appearing in the section entitled “The Board of Directors and Corporate Governance” or will be provided by subsequent amendment to this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this section is incorporated by reference from our Proxy Statement under the sections entitled “Beneficial Stock Ownership of Directors, Executive Officers and Persons Owning more than 5 Percent of Common Stock” or will be provided by subsequent amendment to this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this section is incorporated by reference from our Proxy Statement under the headings “Related Party Transaction Policy and Procedures” and “Director Independence” appearing in the section entitled “The Board of Directors and Corporate Governance” or will be provided by subsequent amendment to this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this section is incorporated by reference from the Proxy Statement in the section entitled “Ratification of the Appointment of Independent Public Accounting Firm” or will be provided by subsequent amendment to this Form 10-K.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	Documents filed as part of this Form 10-K:

1.	Financial Statements – See the Index to Consolidated Financial Statements and Financial Statement Schedule at page 41 of this report.

2.	The following supplemental schedule for the years ended December 31, 2011, 2010 and 2009
II--Valuation and Qualifying Accounts

3.
Exhibits – See the Exhibit Index beginning at page 106 of this report.  For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the exhibits listed under (Exhibit Nos. 10.1 through 10.12, 10.14 and 10.15.  The following exhibits listed in the Exhibit Index are filed with this Form 10-K:

10.4	Supplement No. 1 to Guarantee Agreement dated as of December 28, 2011
10.6	Supplement No. 1 to Security Agreement dated as of December 28, 2011
10.33	Amended Executive Separation Pay Plan
10.35	Letter agreement between D. Michael Donnelly and Solutia Inc. dated August 19, 2011
10.40	Agreement dated as of July 29, 2011 by and between Solutia Inc. and the Retiree Liaison Committee
10.42	First amendment to the Solutia 2008 Retiree Welfare Plan
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24.1	Powers of Attorney
24.2	Certified copy of board resolution authorizing Form 10-K filing using powers of attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLUTIA INC.

By: /s/ Christopher J. Bray
Christopher J. Bray
Vice President and Controller
(Principal Accounting Officer)

Dated:  February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffry N. Quinn Jeffry N. Quinn	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 24, 2012

/s/ James M. Sullivan James M. Sullivan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2012

/s/ Christopher J. Bray Christopher J. Bray	Vice President and Controller (Principal Accounting Officer)	February 24, 2012

* Robert K. deVeer, Jr.	Director	February 24, 2012
* James P. Heffernan	Director	February 24, 2012
* Edgar G. Hotard	Director	February 24, 2012
* W. Thomas Jagodinski	Director	February 24, 2012
* William T. Monahan	Director	February 24, 2012
* Robert A. Peiser	Director	February 24, 2012
* William C. Rusnack	Director	February 24, 2012
* Gregory C. Smith	Director	February 24, 2012

*Paul J. Berra, III, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Form 10-K.

/s/  Paul J. Berra, III
Paul J. Berra, III, Attorney-in-Fact

SCHEDULE II

SOLUTIA INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEAR ENDED DECEMBER 31, 2011, 2010 and 2009

(Dollars in Millions)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	(1) Charged to other accounts	(2) Deductions	Balance at end of period
Year Ended December 31, 2011
Valuation accounts for doubtful receivables	$4	$2	$-	$-	$6

Restructuring reserves	$7	$13	$(8)	$7	$5

Year Ended December 31, 2010
Valuation accounts for doubtful receivables	$2	$2	$-	$-	$4

Restructuring reserves	$17	$14	$(1)	$23	$7

Year Ended December 31, 2009
Valuation accounts for doubtful receivables	$-	$2	$-	$-	$2

Restructuring reserves	$20	$43	$(3)	$43	$17

(1)	Changes in the reserve balance related to currency fluctuations and non-cash reductions related to impairment charges.
(2)	Amounts utilized

EXHIBIT INDEX

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
2.1
Debtors’ Fifth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (as modified)(incorporated by reference to Exhibit 2.1 to Solutia’s Current Report on Form 8-K filed December 5, 2007)

2.2
Agreement and Plan of Merger, dated as of January 26, 2012, by and among Solutia Inc., Eastman Chemical Company and Eagle Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to Solutia’s Current Report  Form 8-K filed on January 30, 2012)

2.3
Agreement and Plan of Merger, dated as of October 6, 2011, by and among Solutia Inc., Backbone Acquisition Sub, Inc. and Southwall Technologies Inc. (incorporated by reference to Exhibit 2.1 to Solutia’s Current Report on Form 8-K filed on October 11, 2011)

3.1	Second Amended and Restated Certificate of Incorporation of Solutia Inc. (incorporated by reference to Exhibit 3.1 to Solutia’s Current Report on Form 8-K filed on March 4, 2008)
3.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock. (incorporated by reference to Exhibit 3.1 to Solutia’s Current Report on Form 8-K filed on July 27, 2009)
3.3	Amended and Restated Bylaws of Solutia Inc. (incorporated by reference to Exhibit 3.2 to Solutia’s Current Report on Form 8-K filed on March 4, 2008)
4.1
382 Rights Agreement, dated as of July 27, 2009, between Solutia Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate Designation, Preferences and Rights of Series A Participating Preferred Stock as Exhibit A and the Summary of Rights as Exhibit C. (incorporated by reference to Exhibit 3.1 to Solutia’s Current Report on Form 8-K filed July 27, 2009)

4.2
Amendment No. 1 to the 382 Rights Agreement, dated as of January 26, 2012, by and between Solutia Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to Solutia’s Current Report  Form 8-K filed on January 30, 2012)

4.3
Warrant Agreement, dated as of February 28, 2008, by and between Solutia Inc. and American Stock Transfer and Trust Company, as Warrant Agent (incorporated by reference to Exhibit 4.1 to Solutia’s Current Report on Form 8-K filed March 4, 2008)

4.4
Indenture dated October 15, 2009 by and between Solutia Inc., the subsidiary guarantors parties thereto and the Trustee.  (incorporated by reference to Exhibit 4.1 to Solutia’s Current Report on Form 8-K filed October 16, 2009)

4.5
First Supplemental Indenture to the Indenture dated October 15, 2009, by and between Solutia Inc., the  subsidiary guarantors parties thereto and the Trustee. (incorporated by reference to Exhibit 4.2 to Solutia’s Current Report on Form 8-K filed October 16, 2009)

4.6
Supplemental Indenture dated June 30, 2010 to the First Supplemental Indenture dated October 15, 2009 (incorporated by reference to Exhibit 4.1 to Solutia’s Form 10-Q for the second quarter ended June 30, 2010)

4.7
Second Supplemental Indenture to the Indenture dated March 9, 2010, by and between the Company, the subsidiary guarantors party thereto and the Trustee (incorporated by reference to Exhibit 4.2 to Solutia’s Current Report on Form 8-K filed on March 10, 2010)

4.8
Supplemental Indenture dated June 30, 2010 to the Second Supplemental Indenture dated March 9, 2010 (incorporated by reference to Exhibit 4.2 to Solutia’s Form 10-Q for the second quarter ended June 30, 2010)

10.1
Credit Agreement dated March 17, 2010, by and among Solutia Inc., the lender parties thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuer, Citibank, N.A., HSBC Securities (USA) Inc. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Jefferies Finance LLC, as Documentation Agent and Deutsche Bank Securities Inc., Jefferies Finance LLC, HSBC Securities (USA) Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and as Joint Bookrunners (a) (incorporated by reference to Exhibit 10.1 to Solutia’s Form 10-Q for the second quarter ended June 30, 2010)

10.2
Amendment No. 1, dated as of March 3, 2011, to the Credit Agreement, dated March 17, 2010, by and among Solutia Inc., the lender parties thereto, Deutsche Bank Trust Company Americas, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuer, Citibank, N.A., HSBC Securities (USA) Inc. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Jefferies Finance LLC, as Documentation Agent and Deutsche Bank Securities Inc., Jefferies Finance LLC, HSBC Securities (USA) Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as Joint Lead Arrangers and as Joint Bookrunners (incorporated by reference to Exhibit 10.1 to Solutia’s Current Report on Form 8-K filed on March 9, 2011)

10.3
Guarantee Agreement, dated as of March 17, 2010, by and among certain subsidiaries of Solutia Inc. party hereto, as Guarantors, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Solutia’s Form 10-Q for the second quarter ended June 30, 2010)

10.4	Supplement No. 1 to Guarantee Agreement dated as of December 28, 2011
10.5
Security Agreement, dated as of March 17, 2010, by and among Solutia Inc., the subsidiaries party thereto, as Grantors, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.3 to Solutia’s Form 10-Q for the second quarter ended June 30, 2010)

10.6	Supplement No. 1 to Security Agreement dated as of December 28, 2011
10.7
Pledge Agreement, dated as of March 17, 2010, by and among Solutia Inc., the subsidiaries party thereto, as Pledgors, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.4 to Solutia’s Form 10-Q for the second quarter ended June 30, 2010)

10.8
Additional Term-1 Joinder Agreement, dated March 3, 2011, by and among Solutia Inc. and Deutsch Bank Trust Company Americas, as additional lender and Administrative Agent (incorporated by reference to Exhibit 10.1 to Solutia’s Current Report on Form 8-K filed on March 9, 2011)

10.9
Share Purchase Agreement Between Etimex Holding GmbH, Etimex Primary Packaging GmbH, Solutia Inc. and Flexsys Verwaltungs- und Beteiligungsgesellschaft mbH dated as of February 28, 2010 (incorporated by reference to Exhibit 10.5 to Solutia’s Form 10-Q for the first quarter ended March 31, 2010)

10.10
Transaction Agreement, dated as of March 31, 2009, by and between Solutia Inc., NyCo LLC, SK Capital Partners II, L.P. and SK Titan Holdings LLC. (incorporated by reference to Exhibit 10.1 to Solutia’s Current Report on Form 8-K filed April 1, 2009)

10.11
Securities Transfer Agreement dated August 4, 2011 by and among Solutia Inc., Ascend Performance Materials Holdings Inc., APM Disc Holdings LLC and SK Titan Holdings LLC (incorporated by reference to Exhibit 10.1 to Solutia’s Form 10-Q filed on October 28, 2011)

10.12	Solutia Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.5 to Solutia’s Form 10-Q filed on April 27, 2010)
10.13	First Amendment to Solutia Inc. Annual Incentive Plan effective November 19, 2010. incorporated by reference (incorporated by reference to Exhibit 10.8 to Solutia’s Form 10-K filed February 25, 2011)
10.14	Solutia Inc. 2007 Management Long-Term Incentive Plan as Amended and Restated (incorporated by reference to Exhibit 99.1 to Solutia’s Registration Statement on Form S-8 filed April 23, 2010)
10.15
Form of Non-Qualified Stock Option Agreement pursuant to the Solutia Inc. 2007 Management Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to Solutia’s Form 10-Q for the first quarter ended March 31, 2008)

10.16
Form of Restricted Stock Award Agreement Pursuant to the Solutia Inc. 2007 Management Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to Solutia’s Form 10-Q for the quarter ended March 31, 2008)

10.17
Form of Stock Option Award Agreement Pursuant to the Solutia Inc. 2007 Management Long-Term Incentive Plan as Amended and Restated (incorporated by reference to Exhibit  10.8 to Solutia’s Form 10-Q for the quarter ended March 31, 2010)

10.18
Form of Restricted Stock Award Agreement Pursuant to the Solutia Inc. 2007 Management Long-Term Incentive Plan as Amended and Restated (incorporated by reference to Exhibit  10.9 to Solutia’s Form 10-Q for the quarter ended March 31, 2010)

10.19
Form of Performance Stock Award Agreement Pursuant to the Solutia Inc. 2007 Management Long-Term Incentive Plan as Amended and Restated (incorporated by reference to Exhibit  10.10 to Solutia’s Form 10-Q for the quarter ended March 31, 2010)

10.20	Solutia Inc. 2007 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 4(d) to Solutia’s registration statement on Form S-8 filed February 28, 2008)
10.21	Solutia Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10p) to Solutia’s Form 10-K for the year ended December 31, 2008)
10.22	Solutia Inc. Non-Employee Director Deferred Compensation Plan Form of Deferral Election Form. (incorporated by reference to Exhibit 10(q) to Solutia’s Form 10-K for the year ended December 31, 2008)
10.23
Form of Restricted Stock Unit Award Agreement pursuant to the Solutia Inc. Non-Employee Director Stock Compensation Plan reference  (incorporated by reference to Exhibit 10.18 to Solutia’s Form 10-K filed February 25, 2011)

10.24
Form of Restricted Stock Award Agreement pursuant to the Solutia Inc. Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.19 to Solutia’s Form 10-K filed February 25, 2011)

10.25
Financial Planning and Tax Preparation Services Program for the Executive Leadership Team, amended and restated effective January 1,2010 (incorporated by reference to Exhibit 10.20 to Solutia’s Form 10-K filed February 25, 2011)

10.26	Solutia Inc. Savings and Investment Restoration Plan (incorporated by reference to Exhibit 10.7 of Solutia’s Form 10-Q for the quarter ended June 30, 2008)
10.27	Amended Solutia Inc. Savings and Investment Restoration Plan (incorporated by reference to Exhibit 10.22 to Solutia’s Form 10-K filed February 25, 2011)
10.28	Amended and Restated Employment Agreement by and between Solutia Inc. and Jeffry N. Quinn. (incorporated by reference to Exhibit 10(g) to Solutia’s Form 10-K for the year ended December 31, 2008)
10.29	Amended and Restated Employment Agreement by and between Solutia Inc. and James M. Sullivan. (incorporated by reference to Exhibit 10(k) to Solutia’s Form 10-K for the year ended December 31, 2008)
10.30	Amended and Restated Employment Agreement by and between Solutia Inc. and James R. Voss. (incorporated by reference to Exhibit 10(l) to Solutia’s Form 10-K for the year ended December 31, 2008)
10.31	Amended and Restated Employment Agreement by and between Solutia Inc. and Robert T. DeBolt. (incorporated by reference to Exhibit 10(j) to Solutia’s Form 10-K for the year ended December 31, 2009)

10.32		Executive Separation Pay Plan (incorporated by reference to Exhibit 10(k) to Solutia’s Form 10-K for the year ended December 31, 2009)
10.33		Amended Executive Separation Pay Plan
10.34		Letter Agreement between Paul J. Berra, III and Solutia Inc. dated February 25, 2009 (incorporated by reference to Exhibit 10(l) to Solutia’s Form 10-K for the year ended December 31, 2009)
10.35		Letter agreement between D. Michael Donnelly and Solutia Inc. dated August 19, 2011.
10.36
Separation Agreement and Waiver and Release of Claims dated August 10, 2011 between Solutia Inc. and James R. Voss (incorporated by reference to Exhibit 10.2 to Solutia’s Form 10-Q filed on October 28, 2011)

10.37
Amended and Restated Monsanto Settlement Agreement dated as of February 28, 2008 among Solutia Inc., Monsanto Company and SFC LLC (incorporated by reference to Exhibit 10.1 to Solutia’s Current Report on Form 8-K filed March 5, 2008)

10.38
Pharmacia Indemnity Agreement, dated as of February 28, 2008, by and between Solutia Inc. and Pharmacia Corporation (incorporated by reference to Exhibit 10.2 to Solutia’s Current Report on Form 8-K filed March 5, 2008)

10.39
First Amended and Restated Retiree Settlement Agreement dated as of July 10, 2007 among Solutia Inc. and the claimants set forth therein (incorporated by reference to Exhibit 10.3 to Solutia’s Current Report on Form 8-K filed March 5, 2008)

10.40		Agreement dated as of July 29, 2011 by and between Solutia Inc. and the Retiree Liaison Committee
10.41		2008 Retiree Welfare Plan (incorporated by reference to Exhibit 10.4 to Solutia’s Current Report on Form 8-K filed March 5, 2008)
10.42		First amendment to the Solutia 2008 Retiree Welfare Plan
11		Omitted—Inapplicable; see “Consolidated Statement of Operations” on page 50.
12		Omitted – Inapplicable
14		Solutia Inc. Code of Ethics for Senior Financial Officers as amended (incorporated by reference to Exhibit 14 of Solutia’s Form 10-K for the year ended December 31, 2006)
16		Omitted—Inapplicable
18		Omitted—Inapplicable
21		Subsidiaries of the Registrant
22		Omitted—Inapplicable
23		Consent of Independent Registered Public Accounting Firm
24.1		Powers of Attorney
24.2		Certified copy of board resolution authorizing Form 10-K filing utilizing powers of attorney
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	INS	XBRL Instance Document
101	SCH	XBRL Taxonomy Extension Schema Document
101	CAL	XBRL Taxonomy Calculation Linkbase Document
101	DEF	XBRL Taxonomy Extension Definition Linkbase Document
101	LAB	XBRL Taxonomy Label Linkbase Document
101	PRE	XBRL Taxonomy Presentation Linkbase Document