Form 10-Q
period 2012-03-31
SOLUTIA INC
filed 2012-05-08
CIK 1043382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2012
Common Stock, $0.01 par value	122,734,778

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SOLUTIA INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2012	2011

Net Sales	$498	$509
Cost of goods sold	340	347
Gross Profit	158	162
Selling, general and administrative expenses	75	62
Research and development expenses	8	6
Other operating income, net	(1)	(11)
Operating Income	76	105
Interest expense	(23)	(28)
Other loss, net	-	(1)
Loss on debt modification	-	(2)
Income from Continuing Operations Before Income Tax Expense	53	74
Income tax expense (benefit)	(1)	8
Net Income	54	66
Net income attributable to noncontrolling interest	1	1
Net Income attributable to Solutia	$53	$65

Basic and Diluted Income per Share attributable to Solutia:
Basic Net Income	$0.44	$0.54
Diluted Net Income	$0.43	$0.54

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,

	2012	2011

Net Income	$54	$66
Other Comprehensive Income:
Accumulated currency adjustments	27	57
Postretirement adjustments	3	1
Hedging activity adjustments	1	2
Comprehensive Income	85	126
Comprehensive Income attributable to noncontrolling interest	2	1
Comprehensive Income attributable to Solutia	$83	$125

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in millions, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$108	$113
Trade receivables, net of allowances of $6 in 2012 and 2011	221	236
Miscellaneous receivables	74	75
Inventories	384	335
Prepaid expenses and other assets	28	27
Current assets of discontinued operations	1	1
Total Current Assets	816	787
Net Property, Plant and Equipment	953	945
Goodwill	789	783
Net Identified Intangible Assets	916	916
Other Assets	90	95
Total Assets	$3,564	$3,526

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$181	$186
Accrued liabilities	210	227
Current liabilities of discontinued operations	5	8
Total Current Liabilities	396	421
Long-Term Debt	1,338	1,337
Postretirement Liabilities	287	308
Environmental Remediation Liabilities	219	227
Deferred Tax Liabilities	183	190
Non-current Liabilities of Discontinued Operations	18	18
Other Liabilities	96	98

Commitments and Contingencies (Note 8)

Equity:
Common stock at $0.01 par value; (500,000,000 shares authorized, 124,245,832 and
123,316,852 shares issued in 2012 and 2011, respectively)	1	1
Additional contributed capital	1,672	1,651
Treasury shares, at cost (1,511,054 in 2012 and 1,247,183 in 2011)	(20)	(13)
Accumulated other comprehensive loss	(248)	(279)
Accumulated deficit	(388)	(441)
Total Shareholders’ Equity attributable to Solutia	1,017	919
Equity attributable to noncontrolling interest	10	8
Total Equity	1,027	927
Total Liabilities and Equity	$3,564	$3,526

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income	$54	$66
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	30	32
Pension contributions in excess of expense	(18)	-
Other postretirement benefit contributions in excess of expense	-	(4)
Amortization of debt issuance costs and discount	1	1
Deferred income taxes	(6)	6
Share-based compensation expense	6	5
Other charges:
Other (gains) charges, including restructuring expenses	15	(3)
Changes in assets and liabilities:
Income taxes payable	3	(3)
Trade receivables	15	(37)
Inventories	(51)	(23)
Accounts payable	6	16
Environmental remediation liabilities	(8)	(1)
Other assets and liabilities	(28)	(6)
Cash Provided by Operations – Continuing Operations	19	49
Cash Provided by (Used in) Operations – Discontinued Operations	(3)	3
Cash Provided by Operations	16	52

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(27)	(17)
Restricted cash	-	(5)
Asset disposals and investment sales	-	29
Other	-	1
Cash Provided by (Used in) Investing Activities	(27)	8

FINANCING ACTIVITIES:
Payment of long-term debt obligations	-	(77)
Purchase of treasury shares	(7)	(2)
Stock option exercises	15	2
Other, net	(4)	(3)
Cash Provided by (Used in) Financing Activities	4	(80)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2	2

DECREASE IN CASH AND CASH EQUIVALENTS	(5)	(18)
CASH AND CASH EQUIVALENTS:
Beginning of period	113	191
End of period	$108	$173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$21	$26
Cash payments for income taxes, net of refunds	$9	$14
Cash payments related to the pending merger with Eastman Chemical Company	$9	$-

Non-Cash Investing Activities:
Capital expenditures included in accounts payable	$8	$7

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in millions)
(Unaudited)

	Shareholders' Equity attributable to Solutia
				Accumulated		Equity
		Additional		Other		Attributable to
	Common	Contributed	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Stock	Capital	Stock	Loss	Decifit	Interest	Equity
Beginning Balance – January 1, 2011	$1	$1,634	$(6)	$(194)	$(703)	$7	$739
Comprehensive income:
Net income	-	-	-	-	65	1	66
Accumulated currency adjustments	-	-	-	57	-	-	57
Postretirement adjustments	-	-	-	1	-	-	1
Hedging activity adjustments	-	-	-	2	-	-	2
Treasury stock purchases	-	-	(2)	-	-	-	(2)
Stock option exercises	-	2	-	-	-	-	2
Share-based compensation expense	-	5	-	-	-	-	5
Ending Balance – March 31, 2011	$1	$1,641	$(8)	$(134)	$(638)	$8	$870

Beginning Balance – January 1, 2012	$1	$1,651	$(13)	$(279)	$(441)	$8	$927
Comprehensive income:
Net income	-	-	-	-	53	1	54
Accumulated currency adjustments	-	-	-	27	-	1	28
Postretirement adjustments	-	-	-	3	-	-	3
Hedging activity adjustments	-	-	-	1	-	-	1
Treasury stock purchases	-	-	(7)	-	-	-	(7)
Stock option exercises	-	15	-	-	-	-	15
Share-based compensation expense	-	6	-	-	-	-	6
Ending Balance – March 31, 2012	$1	$1,672	$(20)	$(248)	$(388)	$10	$1,027

See accompanying Notes to Consolidated Financial Statements.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

1.  Basis of Presentation

Basis of Presentation

Unless the context requires otherwise, the terms “Solutia”, “Company”, “we” and “our” in this report refer to Solutia Inc. and its subsidiaries. The accompanying consolidated financial statements have not been audited but have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  Therefore, this Report on Form 10-Q should be read in conjunction with Solutia’s Report on Form 10-K for the fiscal year ended December 31, 2011.  In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported.  Financial information for the first three months of fiscal year 2012 should not be annualized due to the seasonality of our business.

2.  Merger, Acquisitions, Divestitures and Discontinued Operations

Merger

On January 26, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eastman Chemical Company (“Eastman”) and Eagle Merger Sub Corporation (“Merger Sub”), a wholly owned subsidiary of Eastman.  The Merger Agreement provides for the merger of Merger Sub with and into Solutia, with Solutia surviving as a wholly owned subsidiary of Eastman (the “Merger”). At the effective time of the Merger, each outstanding share of common stock, par value $0.01 per share, of  Solutia will be converted into the right to receive (i) $22.00 in cash, without interest, and (ii) 0.12 shares of common stock, par value $0.01 per share of Eastman.

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

In conjunction with the Merger Agreement, we incurred $11 of merger-related expenses, including legal, financial advisor and accounting fees, during the three months ended March 31, 2012. These costs were recorded to Unallocated and Other selling, general and administrative expenses.

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

The Southwall acquisition was accounted for as a business combination, and accordingly, its assets and liabilities were recorded at their estimated fair value.  The purchase price allocation for Southwall is subject to additional adjustments to recorded fair value relating to (i) completion of valuation reports associated with fixed assets and identified intangible assets, (ii) deferred tax assets and liabilities and (iii) adjustments to the amount of recorded goodwill.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Southwall
November 23, 2011
Assets:
Cash and cash equivalents	$8
Trade receivables	3
Intercompany receivables	6
Miscellaneous receivables	2
Inventories	12
Prepaid expenses and other assets	1
Property, plant and equipment	21
Identified intangible assets	24
Goodwill	52
Total assets acquired	$129

Liabilities:
Accounts payable	$4
Accrued liabilities	5
Long-term debt	4
Deferred tax liabilities	2
Other liabilities	1
Total liabilities assumed	$16

Goodwill largely consists of expected growth synergies through the application of the acquired company’s innovative technologies and cost synergies resulting from manufacturing and supply chain work process improvements.  Goodwill resulting from the Southwall acquisition is not deductible for tax purposes.

The following table presents the weighted average life in years and the gross carrying value of the identified intangible assets included in net identified intangible assets within the Consolidated Statement of Financial Position on the date of acquisition for the Southwall acquisition.  The fair value of the identified intangible assets was determined using Level 3 inputs as defined by U.S. GAAP under the fair value hierarchy, which included valuation reports prepared by third party appraisal firms.

	Southwall
	November 23, 2011
	Weighted Average	Carrying
	Life in Years	Value
Technology	12	$11
Customer relationships	14	11
Trademarks	N/A	2
Total identified intangible assets	13	$24

Effective November 23, 2011, results from the operations of Southwall have been included in our Consolidated Statement of Operations.  Financial results in the current period and pro forma information related to the Southwall acquisition are not presented because the impact on the Company’s consolidated results of operations is not considered to be significant.

Divestitures

In the first quarter 2011, we sold certain businesses and selected assets previously included in our Technical Specialties reportable segment whereby we recognized a gain of $17 in other operating income, net.

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

The assets and liabilities of our former Primary Accelerators business, classified as discontinued operations, consist of the following:

	March 31,	December 31,
	2012	2011
Assets:
Trade and miscellaneous receivables, net	$1	$1
Current assets of discontinued operations	$1	$1

Liabilities:
Accounts payable and accrued liabilities	$5	$8
Current liabilities of discontinued operations	$5	$8

Other liabilities	$18	$18
Non-current liabilities of discontinued operations	$18	$18

3.  Share-Based Compensation

Stock Options

We did not grant any options under our 2007 Management Long-Term Incentive Plan or 2007 Non-Employee Director Stock Compensation Plan during the three months ended March 31, 2012.  A summary of stock option information as of March 31, 2012 is as follows:

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (a)
Vested or Expected to Vest at March 31, 2012	2,215,771	$18.93	7.5	$20
Exercisable at March 31, 2012	1,093,121	$18.07	6.6	$11

(a)   Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and the quoted market price of our common stock as of the reporting date.

During each of the three months ended March 31, 2012 and 2011, we recognized $1 of compensation expense related to our stock options.  Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $8 as of March 31, 2012 which will be recognized as expense over a remaining weighted-average period of 2 years.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Restricted Stock Awards

We did not grant any restricted stock awards under our 2007 Management Plan or 2007 Director Plan during the three months ended March 31, 2012.  During the three months ended March 31, 2012 and 2011, we recognized $5 and $4 of compensation expense related to our restricted stock awards, respectively.  Pre-tax unrecognized compensation expense for restricted stock awards, net of estimated forfeitures, was $11 as of March 31, 2012 which will be recognized as expense over a remaining weighted average period of 1.5 years.

Phantom Stock Awards

We granted 486,598 phantom stock unit awards with a weighted average grant date fair value of $28.15 per unit to certain employees under our 2007 Management Plan during the three months ended March 31, 2012.  These vest upon completion of a service condition in four equal installments upon the first, second, third, and fourth anniversary of the grant date.  Upon that anniversary, the holder is entitled to cash equal to the fair market value of the vested awards at the time vesting occurs. Therefore the grant has been accounted for as a liability award.  During the three months ended March, 31, 2012, the expense recognized on these awards was less than $1.  Pre-tax unrecognized compensation expense for phantom stock awards was $13 as of March 31, 2012 which will be recognized as expense over a remaining weighted average period of 2.5 years.

4. Goodwill and Other Intangible Assets

Goodwill

Goodwill by reportable segment is as follows:

	Advanced	Performance	Technical
	Interlayers	Films	Specialties	Total
Balance at December 31, 2011	$402	$234	$147	$783
Currency fluctuations	6	-	-	6
Balance at March 31, 2012	$408	$234	$147	$789

We do not have any goodwill that is deductible for tax purposes.

Identified Intangible Assets

Identified intangible assets are comprised of (i) amortizable customer relationships, unpatented technology, contract-based intangible assets, trade names and patents and (ii) indefinite-lived trademarks not subject to amortization. These intangible assets are summarized in aggregate as follows:

	March 31, 2012				December 31, 2011
	Estimated				Estimated
	Useful	Gross		Net	Useful	Gross		Net
	Life in	Carrying	Accumulated	Carrying	Life in	Carrying	Accumulated	Carrying
	Years	Value	Amortization	Value	Years	Value	Amortization	Value
Amortizable intangible assets:
Customer relationships	10 to 27	$621	$(87)	$534	10 to 27	$614	$(79)	$535
Technology	5 to 26	236	(43)	193	5 to 26	233	(40)	193
Trade names	5 to 25	19	(2)	17	5 to 25	19	(2)	17
Patents	13	5	(2)	3	13	5	(2)	3
Other	1 to 5	6	(4)	2	1 to 5	6	(3)	3
Non-amortizable intangible assets:
Trademarks		167	-	167		165	-	165
Total identified intangible assets		$1,054	$(138)	$916		$1,042	$(126)	$916

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Amortization expense for intangible assets and its allocation to cost of goods sold and selling, general and administrative expenses in the Consolidated Statement of Operations is as follows:

	Three Months Ended
	March 31,
	2012	2011

Cost of goods sold	$3	$3
Selling, general and administrative expenses	7	7
Total	$10	$10

We expect annual amortization expense for intangible assets to be approximately $41 in 2012 and $38 each year from 2013 through 2016.

5. Detail of Certain Balance Sheet Accounts

Components of inventories are as follows:

	March 31,	December 31,
Inventories	2012	2011

Finished goods	$220	$190
Goods in process	63	51
Raw materials and supplies	101	94
Inventories	$384	$335

Components of property, plant and equipment are as follows:

	March 31,	December 31,
Property, Plant and Equipment	2012	2011

Land	$35	$35
Leasehold improvements	11	8
Buildings	216	209
Machinery and equipment	874	852
Construction in progress	103	101
Total property, plant and equipment	1,239	1,205
Less: Accumulated depreciation	(286)	(260
Net Property, Plant, and Equipment	$953	$945

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Components of accrued liabilities are as follows:
	March 31,	December 31,
Accrued Liabilities	2012	2011

Wages and benefits	$32	$44
Foreign currency and interest rate derivative agreements	20	22
Restructuring reserves	3	3
Environmental remediation liabilities	29	29
Accrued income taxes payable	10	10
Accrued taxes other than income	12	10
Accrued selling expenses	14	15
Accrued interest	16	13
Other	74	81
Accrued Liabilities	$210	$227

6.  Income Taxes

Income Tax Expense

We recorded net income tax benefit of $1 and net income tax expense of $8 for the three months ended March 31, 2012 and 2011, respectively.  Our income tax expense is affected by changes in unrecognized tax benefits and the mix of income and losses in the tax jurisdictions in which we operate.  For the three months ended March 31, 2012 and 2011, discrete tax benefits of $12 and $2, respectively, were recognized.  Most of the discrete tax benefit recognized in the period ended March 31, 2012 was due to the reversal of a deferred tax liability related to the extension of the Company's tax holiday in Malaysia.  The remaining discrete items in both periods were primarily due to the expiration of certain foreign audit periods and the re-measurement of other uncertain tax positions due to events in the current period.  Income tax expense recorded during both periods of 2012 and 2011 relates only to foreign jurisdictions because we have a U.S. net operating loss deferred tax asset, against which a full valuation allowance has been provided.

Unrecognized Tax Benefits

The total amount of unrecognized tax benefits, inclusive of interest and penalties, at March 31, 2012 and December 31, 2011 was $150 and $148, respectively.  Included in the balances at March 31, 2012 and December 31, 2011 were $49 of unrecognized tax benefits that, if recognized, would impact the effective tax rate.  The increase in the amount of the unrecognized tax benefits is mainly the effect of tax positions with respect to events in the current year and currency exchange rate fluctuations, partially offset by statute of limitation expirations.

We file income tax returns in the U.S. and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002 or foreign income tax examinations by tax authorities for years before 2006.  It is reasonably possible that within the next 12 months as a result of the resolution of federal, state and foreign examinations and appeals, and the expiration of various statutes of limitation that the unrecognized tax benefits that would impact the effective tax rate will decrease by a range of zero to $24 and the unrecognized tax benefits that would not impact the effective tax rate will decrease by a range of zero to $3.

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

To right-size our support structure in Europe and lower our operating costs in the region, we relocated our European regional headquarters in 2011 from a building located in Louvain-la-Neuve, Belgium (“LLN”), which we own, to a multi-tenant building in which we lease office space in Zaventem, Belgium.  Accordingly, in the first quarter 2011, we initiated a process to sell the LLN building and have reclassified this asset as held for sale.  In conjunction with this reclassification, we were required to perform an impairment test of this asset group.  For purposes of testing for impairment and using all available evidence, we estimated the fair value of this asset group by weighting estimated sales proceeds and discounted cash flows that the asset group could be expected to generate through the time of an assumed sale using a Level 3 fair value measurement as defined by U.S. GAAP under the fair value hierarchy.  Our test concluded impairment existed on March 31, 2011 and, accordingly, we recorded a charge of $8 to other operating income, net to reduce the carrying value of this asset to its estimated fair value and reclassified the asset to prepaid expenses and other current assets.  Further and in addition to the above, we initiated a reduction in support personnel in this region which resulted in charges of $4 to selling, general and administrative for the three months ended March 31, 2011.  These charges related to this restructuring action were recorded to Unallocated and Other.  There was no change in our restructuring liability in the three months ended March 31, 2012.

We expect $3 of restructuring liabilities as of March 31, 2012 to be utilized within the next twelve months.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

8.  Commitments and Contingencies

Litigation

We are a party to legal proceedings, which have arisen in the ordinary course of business and involve claims for monetary damages.  As of March 31, 2012 and December 31, 2011, we had accrued approximately $2 for legal costs to defend ourselves in legal matters.

Except for the potential effect of an unfavorable outcome with respect to our legacy tort claims litigation (“Legacy Tort Claims”), it is our opinion that the aggregate of all claims and lawsuits will not have a material adverse impact on our consolidated financial statements.

Legacy Tort Claims Litigation

Pursuant to the Amended and Restated Settlement Agreement effective February 28, 2008, entered into by us and Monsanto in connection with our emergence from Chapter 11 (the “Monsanto Settlement Agreement”), Monsanto is responsible to defend and indemnify us for any Legacy Tort Claims as that term is defined in the Monsanto Settlement Agreement, while we retain responsibility for certain tort claims, if any, which may arise out of our conduct after our spinoff from Pharmacia Corporation (“Pharmacia”), which occurred on September 1, 1997 (“Solutia Spinoff”).  There is no maximum amount or other limit with respect to Monsanto’s liability regarding any Legacy Tort Claims.  We or our fully owned subsidiary, Flexsys, have been named as defendants in the following actions, and have submitted the matters to Monsanto as Legacy Tort Claims.  However, to the extent these matters relate to post Solutia Spinoff conduct or such matters are not within the meaning of Legacy Tort Claims as defined in the Monsanto Settlement Agreement, we could potentially be liable.

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

In February 2012, Monsanto reached a tentative global resolution with the plaintiffs in the class action and the individual lawsuits.  The court has given tentative approval to the settlement terms, but a fairness hearing has been scheduled for June 2012 for final approval of the settlement.  Pursuant to the terms of the Monsanto  Settlement Agreement, Solutia and Flexsys will have no obligations under the terms of the settlement of these litigation matters.

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

Upon assessment of the terms of the Monsanto Settlement Agreement and other defenses available to us, we believe the probability of an unfavorable outcome to us on the Putnam County, West Virginia; Escambia County, Florida; and St. Clair County, Illinois and related litigation against us is remote and, accordingly, we have not recorded a loss contingency.  Nonetheless, if it were subsequently determined these matters are not within the meaning of Legacy Tort Claims, as defined in the Monsanto Settlement Agreement, or other defenses to us were unsuccessful, we could be liable for an amount which could have a material adverse effect on our consolidated financial statements.  We are unable to estimate the amount or range of potential losses associated with these claims i) because no portion of the claims have been determined to be outside the definition of Legacy Tort Claims; ii) because a claim value has not been asserted in any of these matters and iii) because we are not directly involved in these matters due to the fact that Monsanto has accepted the tenders of defense associated with Legacy Tort Claims.

Environmental Liabilities

In the ordinary course of business, we are subject to numerous environmental laws and regulations covering compliance matters or imposing liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances.  We have incurred, and we may in the future incur, liabilities to investigate and clean up waste or contamination at our current facilities, properties adjacent to our current facilities or facilities operated by third parties at where we may have disposed of waste or other materials.  Under some circumstances, the scope of our liability may extend to damages to natural resources for which we have accrued $2 as of March 31, 2012 and December 31, 2011, which is exclusive of the balances noted below.  In almost all cases, our potential liability arising from historical contamination is based on operations and other events occurring at our facilities or as a result of their operation prior to the Solutia Spinoff.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Further, under terms of the Monsanto Settlement Agreement, we have agreed to share responsibility with Monsanto for the environmental remediation at certain locations outside our plant boundaries in Anniston, Alabama and Sauget, Illinois which were also incurred prior to the Solutia Spinoff (the “Shared Sites”).  Under this cost-sharing arrangement, we are responsible for the funding of environmental liabilities at the Shared Sites from February 28, 2008 (the “Effective Date”) up to a total of $325.  Thereafter, if needed, we and Monsanto will share responsibility equally.  From the Effective Date through March 31, 2012, we have made cash payments of $37 toward remediation of the Shared Sites and have accrued an additional $157 to be paid over the life of the Shared Sites remediation activity.

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

Total
Balance at December 31, 2011	$256
Net charges taken	2
Amounts utilized	(10)
Balance at March 31, 2012	$248

	March 31, 2012	December 31, 2011
Environmental Remediation Liabilities, current	$29	$29
Environmental Remediation Liabilities, long-term	219	227
Total	$248	$256

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

Although the resolution of these uncertainties, which may be over an extended period of time, may have a material adverse effect on our Consolidated Statement of Operations in the period recognized, management does not believe these uncertainties will have a material adverse effect on our Consolidated Statement of Financial Position and Cash Flows or our liquidity.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Our significant sites are described in more detail below:

Anniston, Alabama.  On Aug. 4, 2003, the U.S. District Court for the Northern District of Alabama approved a Revised Partial Consent Decree (“RPCD”), pursuant to which Pharmacia and Solutia are obligated to perform, among other things, residential cleanup work and a remedial investigation/feasibility study (“RI/FS”) as a result of PCB contamination from our Anniston plant, which occurred prior to the Solutia Spinoff.  The residential cleanup of available properties was completed in 2010.  Additional residences have become available and will be cleaned-up in 2012.  Any future identified residential properties requiring cleanup will be handled under an institutional control program.  Furthermore, in 2010 the Anniston Plant Site RI/FS was completed and approved.  On September 29, 2011 the United States Environmental Protection Agency (“USEPA”) issued its interim Record of Decision (“ROD”) setting out the required remedies associated with the plant, which were mainly as the Company proposed in the FS.  Upon negotiation of a Consent Decree with USEPA, Solutia will implement this interim ROD over the next few years and a final ROD will be issued some time after the interim ROD is completed.  The RI/FS for the non-residential properties and the creeks/floodplain are ongoing but it is probable that some level of remediation and/or sediment removal will be required in the future.  We have accrued for this liability based upon our understanding of the level and extent of contamination in these areas, the remedial effort likely to be required by various governmental organizations and estimated costs associated with similar remediation projects.  We may recover some of our investigation and remediation costs from parties, against whom we filed a cost recovery action in July 2003 but because the eventual outcome of these proceedings is uncertain, our environmental liability at  March 31, 2012 does not incorporate this potential reimbursement.  State and Federal Natural Resource Damage Trustees have asserted a claim for potential natural resource damage and advised us that they are preparing to undertake an assessment as to the nature and extent of such damages.  These Trustees have requested we consider entering into a cooperative agreement to perform a damage assessment and discussions to resolve these damages are ongoing.  As of March 31, 2012, we have accrued $104 for all environmental remediation projects in the Anniston, Alabama area which represents our best estimate of the ultimate liability.  Timing of the remediation will not be established until we complete the RI/FS work, a ROD covering the off-plant areas is issued by the United States Environmental Protection Agency (“USEPA”), and a consent decree for each of these RODS is negotiated and entered by the court to cover the selected remediation, which will take several years.

Sauget, Illinois.  A number of industries, including our W.G. Krummrich Plant, have operated and disposed of wastes in Sauget, Illinois.  Areas of contamination from these industrial operations, which for our W.G. Krummrich Plant occurred prior to the Solutia Spinoff, have been classified as part of either the Sauget Area 1 Sites or the Sauget Area 2 Sites.  We conducted a RI/FS for the Sauget Area 1 Sites under an Administrative Order on Consent issued on January 21, 1999.  Although an extensive removal action for one of the Sauget Area 1 Sites was conducted under a Unilateral Administrative Order issued on May 31, 2000, the cost and timing of any additional required remedial actions will be established only after a Record of Decision is issued by the USEPA, and a consent decree is negotiated and entered by the court to cover the selected remediation.  We have an agreement with two other potentially responsible parties (“PRPs”) to enter into an allocation proceeding upon issuance of the ROD to resolve our respective shares of the liability for the Sauget Area 1 Sites.  With respect to the Sauget Area 2 Sites, we, in coordination with 19 other PRPs, are also required to conduct a RI/FS for the Sauget Area 2 Sites under an Administrative Order on Consent issued effective November 24, 2000.  We are preparing a revised RI/FS report to address agency comments with these PRPs based on interim allocations and have agreed, upon issuance of the ROD, to participate in an allocation proceeding to fully resolve each PRP’s share of the liability for the investigation and remediation costs.  For each of the Sauget Area 1 and 2 Sites, we anticipate the USEPA and Illinois Environmental Protection Agency (“IEPA”) to issue a Record of Decision with final action for the landfill/impoundment covers within the next year to eighteen months.   However, although an interim groundwater remedy has been installed pursuant to a Unilateral Administrative Order issued on October 3, 2002, it is uncertain when the USEPA and IEPA will issue a final remedy for the groundwater operable unit.  Our ultimate exposure at these sites will depend on the final remedial actions to be taken and on the level of contribution from other PRPs.  In addition, several PRPs, including Solutia and Pharmacia, received in June 2009 from the U.S. Department of the Interior, on behalf of various federal and state natural resource trustees, a notice of intent to perform and an invitation to cooperate in a natural resource damage assessment for the Sauget Industrial Corridor.  Our best estimate of the ultimate cost of all remedial measures that will be required at the Sauget, Illinois area sites is $68 which we have accrued as of March 31, 2012.

W. G. Krummrich Site.  We entered into a Consent Order under the U.S. Resource Conservation and Recovery Act of 1976, as amended, effective May 3, 2000, to investigate and remediate soil and groundwater contamination from our manufacturing operations at the W.G. Krummrich Plant, which occurred prior to the Solutia Spinoff.  We conducted an extensive corrective measures study and a Final Decision was issued by the USEPA in February 2008 setting out the required corrective measures to be completed.  Due to the complexity of the contamination issues at this site, certain of the corrective measures will be performed in phases. Required pilot testing has been completed and the design/implementation of full scale remediation systems has commenced with operation of these systems expected until at least 2015. Our best estimate of the remaining cost to perform all of the remaining corrective measures that will be required at the W.G. Krummrich Site is $13, which we have accrued as of March 31, 2012.

We also have accruals for remedial obligations at several of our current or former manufacturing sites which we have owned or operated since the Solutia Spinoff.  Our best estimate of the ultimate cost of all corrective measures that will be required at these sites is $63 which we have accrued as of March 31, 2012.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

9.  Debt Obligations

Our debt obligations currently consist of a senior secured credit facility (“Credit Facility”) which consists of a $700 term loan maturing in 2017 (“2017 Term Loan”) and a $300 revolving credit facility maturing in 2015 (“2015 Revolver”).  Also outstanding at March 31, 2012 and December 31, 2011 were senior unsecured notes with a par value of $300 that were originally issued at 99.5 percent of par and bear interest at 7.875 percent (“7.875% Notes”) and senior unsecured notes with a par value of $400 that were originally issued at par and bear interest at 8.75 percent (“8.75% Notes”).  The 7.875% Notes and 8.75% Notes each require semi-annual interest payments and are due in 2020 and 2017, respectively.

In the first quarter 2011, we paid $77 of principal payments on our 2017 Term Loan.  In the same quarter, we amended the 2017 Term Loan, which resulted in the maturity being extended to August 2017, a reduction in the interest rate of 100 basis points, greater strategic flexibility and the replacement of previous financial covenants with a single senior secured leverage ratio.  In connection with the amendment, we incurred $2 of fees, which were recorded in loss on debt modification during the three months ended March 31, 2011.  The 2017 Term Loan bears interest at one month LIBOR plus 2.75 percent with a 0.75 percent LIBOR floor.  We are required to pay 1 percent of principal annually via quarterly payments, which have been prepaid through the third quarter of 2015 through voluntary principal payments.  The 2015 Revolver bears interest, at our option, at LIBOR plus 3.25 percent, with no LIBOR floor, or at the prime rate plus 2.25 percent.  LIBOR-based interest for the 2017 Term Loan is payable each month while interest on the 2015 Revolver is payable on the last day of each relevant interest period (defined as one month, two, three or six months or other periods available to all lenders) and, in the case of any interest period longer than three months, on each successive date three months after the first day of such interest period.  Prime-based interest for the 2015 Revolver is payable quarterly in arrears.  CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Overseas, Inc., Southwall Technologies Inc. and future subsidiaries, as defined by the Credit Facility, subject to certain exceptions (the “Credit Facility Guarantors”), are guarantors of our obligations under the Credit Facility.  The Credit Facility and the related guarantees are secured by liens on substantially all of our and the Credit Facility Guarantors’ present and future assets.

We had no short-term borrowings at March 31, 2012 and December 31, 2011.  Components of long-term debt are as follows:

	March 31, 2012	December 31, 2011
2017 Term Loan	$666	$666
8.75% Notes	389	389
7.875% Notes	286	286
Total principal amount	1,341	1,341
Less: Unamortized debt discount	(3)	(4)
Total	$1,338	$1,337

The weighted average interest rate on our total debt outstanding was 6 percent for both March 31, 2012 and December 31, 2011.

The Credit Facility, the 7.875% Notes and the 8.75% Notes include a number of customary covenants and events of default that restrict our ability to, among other things, incur additional debt; make certain investments; pay dividends; repurchase stock; sell certain assets or merge with or into other companies; enter into new lines of business and prepay, redeem or exchange our debt.  The Credit Facility also includes the maintenance of a maximum senior secured indebtedness financial covenant as defined by the Credit Facility.  We were in compliance with all applicable covenants as of March 31, 2012.  The 7.875% Notes and the 8.75% Notes are redeemable at our option for the entire principal amount plus the Applicable Premium, as that term is defined in the indenture agreements, plus accrued and unpaid interest, if redeemed prior to March 15, 2015, with respect to the 7.875% Notes, and November 1, 2013, with respect to the 8.75% Notes.  Thereafter, we may redeem the notes at declining redemption prices, as stated in the respective indenture agreements.  Additionally, at any time on or prior to March 15, 2013, with respect to the 7.875% Notes, and November 1, 2012, with respect to the 8.75% Notes, we are allowed at our option, on any one or more occasions, to redeem up to 35 percent of the aggregate principal amount of the notes at a redemption price equal to 107.875 percent and 108.75 percent of the principal amount plus accrued and unpaid interest with the net cash proceeds of one or more equity issuances.

Our current subsidiaries CPFilms Inc., Flexsys America L.P., Flexsys America Co., Monchem International, Inc., Solutia Overseas, Inc., S E Investment LLC, Southwall Technologies Inc. and future subsidiaries as defined by the notes, subject to certain exceptions, are guarantors (“Note Guarantors”) of the 7.875% Notes and the 8.75% Notes as of March 31, 2012.

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

Interest Rate Risk

We occasionally enter into interest rate swap and cap agreements to manage interest rate exposures.  In 2008, we entered into interest rate swap agreements with a total notional amount of $800 (“2008 Swaps”) in order to secure a fixed interest rate on a portion of our then existing floating interest rate term debt.  The 2008 Swaps have declining total notional amounts of $800 to $150 which are operational from the second quarter of 2010 through the first quarter of 2014.  Through the first quarter 2009, we designated the 2008 Swaps as cash flow hedges and any changes in fair value were recorded to accumulated other comprehensive loss, a component of equity.  Thereafter, we discontinued hedge accounting on the 2008 Swaps because these derivatives were no longer expected to be effective and all subsequent changes in fair value are recognized as interest expense in the Consolidated Statement of Operations.  To neutralize the impact to earnings on these changes in fair value, and after assessing existing interest rate market conditions, in the third quarter of 2010, we entered into interest rate swap agreements that offset the 2008 Swaps (“Offsetting Swaps”).   The Offsetting Swaps were operational beginning in the third quarter of 2010 with total notional amounts, operational dates and other terms that effectively mirror the 2008 Swaps.

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

Foreign Currency Exchange Rate Risk

We use foreign currency derivative instruments to manage the volatility associated with foreign currency changes in assets and liabilities created in the normal course of business and to protect against exposure related to intercompany financing transactions.  These risks are hedged primarily through the use of forward contracts and purchased options with maturities of less than 18 months.  We have chosen not to designate these instruments as hedges to allow the changes in the fair value of these instruments to largely offset the remeasurement of the underlying assets and liabilities in the Consolidated Statement of Operations.  We had currency forward contracts not designated as hedges to purchase and sell $205 and $191 of currencies comprised principally of the Euro, U.S. Dollar and Malaysian Ringgit as of March 31, 2012 and December 31, 2011, respectively.

We also use foreign currency derivative instruments to manage the volatility associated with cash flows related to sales or purchases denominated in foreign currencies.  These risks are hedged primarily through the use of forward contracts with maturities of less than 18 months. These forward contracts have been designated as cash flow hedges and therefore any changes in fair value are recorded as a component of accumulated other comprehensive loss and reclassified into earnings in the periods during which the hedged transaction affects earnings.  We had currency forward contracts designated as hedges to purchase and sell $46  and $63 of currencies comprised principally of the Euro and Brazilian Real as of March 31, 2012 and December 31, 2011.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Our derivatives recorded at their respective fair values at March 31, 2012 and December 31, 2011 in the Consolidated Statement of Financial Position are summarized as follows:

	March 31, 2012
	Asset Derivatives		Liability Derivatives
	Consolidated Statement of Financial Position Presentation	Fair Value	Consolidated Statement of Financial Position Presentation	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$-	Accrued Liabilities	$2
	Other Assets	-	Other Liabilities	5
Total Interest rate contracts		$-		$7
Foreign exchange contracts	Miscellaneous Receivables	$1	Accrued Liabilities	$-

Derivative not designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$8	Accrued Liabilities	$16
	Other Assets	3	Other Liabilities	6
Total Interest rate contracts		11		22
Foreign exchange contracts	Miscellaneous Receivables	$1	Accrued Liabilities	$2
Total Derivatives		$13		$31

	December 31, 2011
	Asset Derivatives		Liability Derivatives
	Consolidated Statement of Financial Position Presentation	Fair Value	Consolidated Statement of Financial Position Presentation	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$-	Accrued Liabilities	$3
	Other Assets	-	Other Liabilities	5
Total Interest rate contracts		$-		$8
Foreign exchange contracts	Miscellaneous Receivables	$2	Accrued Liabilities	$-

Derivative not designated as hedging instruments:
Interest rate contracts	Miscellaneous Receivables	$5	Accrued Liabilities	$15
	Other Assets	5	Other Liabilities	10
Total Interest rate contracts		$10		$25
Foreign exchange contracts	Miscellaneous Receivables	$1	Accrued Liabilities	$4
Total Derivatives		$13		$37

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

A summary of the effect of our derivative instruments for the three months ended March 31, 2012 and 2011 on the Consolidated Statement of Operations and Consolidated Statement of Financial Position is as follows:

	Change in Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Loss		Amount of Gain (Loss) Recognized in Income		Consolidated Statement of Operations Presentation

	2012	2011	2012	2011
Derivatives designated as hedging instruments:
Interest rate contracts	$-	$-	$-	$-	Interest expense
Foreign exchange contracts	$-	$-	$1	$-	Net sales (a)

Derivatives not designated as hedging instruments:
Interest rate contracts	$-	$-	$(2)	$(2)	Interest expense (b)
Foreign exchange contracts	$-	$-	$3	$1	Other income (loss), net
Total derivatives not designated as hedging instruments	$-	$-	$1	$(1)
Total Derivatives	$-	$-	$2	$(1)

(a)	We reclassified $1 of gains from accumulated other comprehensive loss to net sales during the three months ended March 31, 2012.
(b)	We reclassified $2 of losses from accumulated other comprehensive loss to interest expense during the three months ended March 31, 2012 and 2011 related to the 2008 and 2010 Swaps.

As of March 31, 2012, deferred losses of $7 related to our interest rate derivatives and deferred gains of $2 related to our foreign currency forward contracts, each designated as hedges and currently classified in accumulated other comprehensive loss, are expected to be reclassified into earnings as interest expense and net sales, respectively, over the next twelve months.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

11.  Fair Value of Financial Instruments

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

	Fair Value Measurements at March 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Derivatives – Foreign Exchange (b)	$2	$-	$2	$-
Derivatives – Interest Rates (c)	11	-	11	-
Total	$13	$-	$13	$-

Liabilities:
Derivatives – Foreign Exchange (b)	$2	$-	$2	$-
Derivatives – Interest Rates (c)	29	-	29	-
Total	$31	$-	$31	$-

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash Equivalents (a)	$4	$4	$-	$-
Derivatives – Foreign Exchange (b)	3	-	3	-
Derivatives – Interest Rates (c)	10	-	10	-
Total	$17	$4	$13	$-

Liabilities:
Derivatives – Foreign Exchange (b)	$4	$-	$4	$-
Derivatives – Interest Rates (c)	33	-	33	-
Total	$37	$-	$37	$-

(a)	Includes cash invested in money market funds.
(b)
Includes foreign currency forward and options contracts which are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.

(c)	Includes interest rate cap and swap agreements which are valued using counterparty quotes, which use discounted cash flows and the then-applicable forward interest rates.

The recorded amounts of cash, trade receivables and accounts payable approximate their fair values at both March 31, 2012 and December 31, 2011, due to the short maturity of these instruments.  The estimated fair value of our long-term debt at March 31, 2012 is $1,442 compared to the recorded amount of $1,338.  The estimated fair value of our long-term debt at December 31, 2011 was $1,394 compared to the recorded amount of $1,337.  The fair values are estimated by various banks based upon trading levels on the date of measurement using a Level 2 fair value measurement as defined by U.S. GAAP under the fair value hierarchy.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

12.  Pension Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

For the three months ended March 31, 2012 and 2011, our pension and healthcare and other benefit costs for continuing operations were as follows:

	Pension Benefits		Healthcare and Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Service costs for benefits earned	$1	$1	$-	$1
Interest costs on benefit obligation	11	12	2	2
Assumed return on plan assets	(12)	(13)	(1)	(2)
Amortization of actuarial net loss (gain)	4	3	(1)	(2)
Total	$4	$3	$-	$(1)

Employer Contributions

 According to the applicable funding rules, we are required to contribute approximately $80 to our pension plans, collectively, in 2012.  For the three months ended March 31, 2012, we contributed $22.

13.  Accumulated Other Comprehensive Loss

The following table presents the balances of related after-tax components of accumulated other comprehensive loss.  There was no tax impact related to the items presented below for any period presented.

	Accumulated Currency Adjustments	Postretirement Adjustments	Hedging Activity Adjustments	Accumulated Other Comprehensive Loss
Beginning Balance - January 1, 2011	$(66)	$(117)	$(11)	$(194)
Currency translation adjustments	57	-	-	57
Amortization of net actuarial loss	-	1	-	1
Realized loss on derivative instruments	-	-	2	2
Ending Balance - March 31, 2011	$(9)	$(116)	$(9)	$(134)

Beginning Balance - January 1, 2012	$(90)	$(177)	$(12)	$(279)
Currency translation adjustments	27	-	-	27
Amortization of net actuarial loss	-	3	-	3
Net realized loss on derivative instruments	-	-	1	1
Ending Balance - March 31, 2012	$(63)	$(174)	$(11)	$(248)

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

The performance of our operating segments is evaluated based on Segment Profit, defined as income from continuing operations attributable to Solutia before interest expense, loss on debt modification, income taxes, depreciation and amortization. Segment Profit includes selling, general and administrative, research and development expenses, other operating income or expenses, gains and losses from asset dispositions and restructuring charges, the reduction for net income attributable to noncontrolling interests and other income and expense items that can be directly attributable to the segment.  Certain operations, expenses and other items that are managed outside the reportable segments are reported as Unallocated and Other.  Unallocated and Other is comprised of corporate expenses, adjustments to our environmental liabilities, other income and expense items including currency gains/losses, gains and losses from asset dispositions and restructuring charges that are not directly attributable to the reportable segments.  There were no inter-segment sales in the periods presented below.

	Three Months Ended March 31,
	2012		2011
	Net	Profit	Net	Profit
	Sales	(Loss)	Sales	(Loss)
Reportable Segments:
Advanced Interlayers	$203	$40	$213	$49
Performance Films	85	12	76	19
Technical Specialties	210	84	220	98
Reportable Segment Totals	498	136	509	166
Unallocated and Other	-	(31)	-	(31)
Total	498	105	509	135

Reconciliation to Consolidated Totals:
Depreciation and amortization		(30)		(32)
Interest expense		(23)		(28)
Loss on debt modification		-		(2)
Net income attributable to noncontrolling interest		1		1
Consolidated Totals
Net Sales	$498		$509

Income from Continuing Operations Before Income Taxes		$53		$74

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

15.  Earnings Per Share

The following table presents the net income used in basic and diluted earnings per share and reconciles weighted average number of shares used in the calculations of basic and diluted earnings per share.

(Shares in millions)	Three Months Ended March 31,
	2012	2011

Consolidated Statement of Operations:
Net Income	$54	$66
Less: Net Income attributable to noncontrolling interest	1	1
Net Income attributable to Solutia	$53	$65

Weighted-average number of shares outstanding used for basic earnings per share	121.2	119.4
Non-vested restricted shares	0.9	1.3
Stock options	0.5	0.5
Weighted average number of shares outstanding and common equivalent shares used for diluted earnings per share	122.6	121.2

During the three months ended March 31, 2012 and 2011, the following shares were not included in the computation of earnings per share since the result would have been anti-dilutive.

	Three Months Ended March 31,
(Shares in millions)	2012	2011
Non-vested restricted shares	-	0.1
Stock options	0.6	1.1
Warrants (a)	4.5	4.5

(a)	On February 28. 2008, the date we emerged from bankruptcy, we issued warrants to purchase an aggregate of 4.5 shares to certain of the holders of our stock based on such holder's pre-petition stock ownership. These warrants have an exercise price of $29.70 and expire on February 27, 2013.

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

16. Condensed Consolidating Financial Statements

In accordance with SEC regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” we are providing condensed consolidating financial statements as the 8.75% Notes and 7.875% Notes are fully and unconditionally guaranteed on a joint and several basis.  As other comprehensive income is held by the parent, no Statement of Comprehensive Income has been presented below.

The following consolidating financial statements present, in separate columns, financial information for:  (i) Solutia, on a parent-only basis, carrying its investment in subsidiaries under the equity method; (ii) Note Guarantors on a combined basis (“Guarantors”), carrying investments in subsidiaries which do not guarantee the debt (the “Non-Guarantors”) under the equity method; (iii) Non-Guarantors on a combined basis; (iv) eliminating entries and (v) consolidated totals as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011.  The eliminating entries primarily reflect intercompany transactions, such as interest income and expense, accounts receivable and payable, advances, short and long-term debt, royalties and profit in inventory eliminations.

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2012

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Net Sales	$153	$115	$460	$(230)	$498
Cost of goods sold	131	77	367	(235)	340
Gross Profit	22	38	93	5	158

Selling, general and administrative expenses	40	15	20	-	75
Research and development expenses and other operating expense, net	2	4	1	-	7

Operating Income	(20)	19	72	5	76

Equity earnings from affiliates	81	50	-	(131)	-
Interest expense	(28)	-	(50)	55	(23)
Other income, net	21	14	31	(66)	-

Income from Continuing Operations Before Income Tax Expense	54	83	53	(137)	53
Income tax benefit	-	-	(1)	-	(1)
Net Income	54	83	54	(137)	54
Net Income attributable to noncontrolling interest	-	-	1	-	1
Net Income attributable to Solutia	$54	$83	$53	$(137)	$53

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2011

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Net Sales	$135	$107	$465	$(198)	$509
Cost of goods sold	118	69	366	(206)	347
Gross Profit	17	38	99	8	162

Selling, general and administrative expenses	27	13	22	-	62
Research and development expenses and other operating expense (income), net	7	(1)	(11)	-	(5)

Operating Income (Loss)	(17)	26	88	8	105

Equity earnings from affiliates	98	59	-	(157)	-
Interest expense	(32)	-	(46)	50	(28)
Other income (loss), net	18	13	26	(58)	(1)
Loss on debt extinguishment	(2)	-	-	-	(2)

Income from Continuing Operations Before Income Tax Expense	65	98	68	(157)	74
Income tax expense	-	-	7	1	8
Net Income	65	98	61	(158)	66
Net Income attributable to noncontrolling interest	-	-	1	-	1
Net Income attributable to Solutia	$65	$98	$60	$(158)	$65

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Balance Sheet
March 31, 2012

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia
ASSETS
Current Assets:
Cash and cash equivalents	$30	$4	$74	$-	$108
Trade receivables, net	33	50	138	-	221
Intercompany receivables	79	697	495	(1,271)	-
Miscellaneous receivables	19	1	54	-	74
Inventories	77	69	285	(47)	384
Prepaid expenses and other current assets	3	2	11	12	28
Current assets of discontinued operations	-	-	1	-	1
Total Current Assets	241	823	1,058	(1,306)	816
Net Property, Plant and Equipment	176	148	629	-	953
Investments in Affiliates	2,703	751	1,239	(4,693)	-
Goodwill	150	243	396	-	789
Net Identified Intangible Assets	177	312	427	-	916
Intercompany Advances	439	527	2,013	(2,979)	-
Other Assets	44	2	44	-	90
Total Assets	$3,930	$2,806	$5,806	$(8,978)	$3,564

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$52	$28	$101	$-	$181
Intercompany payables	755	19	497	(1,271)	-
Accrued liabilities	102	8	100	-	210
Intercompany short-term debt	69	1	430	(500)	-
Current liabilities of discontinued operations	-	-	5	-	5
Total Current Liabilities	978	56	1,133	(1,771)	396
Long-Term Debt	1,338	-	-	-	1,338
Intercompany Long-Term Debt	130	23	2,326	(2,479)	-
Postretirement Liabilities	210	2	75	-	287
Environmental Remediation Liabilities	202	3	14	-	219
Deferred Tax Liabilities	18	11	154	-	183
Non-Current Liabilities of Discontinued Operations	-	-	18	-	18
Other Liabilities	37	7	52	-	96

Equity:
Common stock	1	-	-	-	1
Additional contributed capital	1,672	2,704	2,024	(4,728)	1,672
Treasury stock	(20)	-	-	-	(20)
Accumulated other comprehensive loss	(248)	-	-	-	(248)
Accumulated deficit	(388)	-	-	-	(388)
Total Shareholders' Equity attributable to Solutia	1,017	2,704	2,024	(4,728)	1,017
Equity attributable to noncontrolling interest	-	-	10	-	10
Total Equity	1,017	2,704	2,034	(4,728)	1,027
Total Liabilities and Equity	$3,930	$2,806	$5,806	$(8,978)	$3,564

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

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2012

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Cash Provided by (Used in) Operations	$(45)	$24	$37	$-	$16

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(3)	(2)	(22)	-	(27)
Cash Used in Investing Activities	(3)	(2)	(22)	-	(27)

FINANCING ACTIVITIES:
Purchase of treasury shares	(7)	-	-	-	(7)
Stock Option Exercises	15	-	-	-	15
Other, net	(4)	-	-	-	(4)
Changes in investments and advances from (to) affiliates	42	(25)	(17)	-	-
Cash Provided by (Used in) Financing Activities	46	(25)	(17)	-	4

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	2	-	2

Decrease in Cash and Cash Equivalents	(2)	(3)	-	-	(5)

CASH AND CASH EQUIVALENTS:
Beginning of period	32	7	74	-	113
End of period	$30	$4	$74	$-	$108

SOLUTIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts or otherwise noted)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2011

	Parent-Only		Non-		Consolidated
	Solutia	Guarantors	Guarantors	Eliminations	Solutia

Cash Provided by (Used in) Operations	$(33)	$31	$54	$-	$52

INVESTING ACTIVITIES:
Property, plant and equipment purchases	(4)	(1)	(12)	-	(17)
Other	-	-	1	-	1
Restricted Cash	-	-	(5)	-	(5)
Asset disposals	-	3	26	-	29
Cash Used in Investing Activities	(4)	2	10	-	8

FINANCING ACTIVITIES:
Payment of long-term debt obligations	(77)	-	-	-	(77)
Purchase of treasury shares	(2)	-	-	-	(2)
Stock Option Exercises	2	-	-	-	2
Other, net	(3)	-	-	-	(3)
Changes in investments and advances from (to) affiliates	99	(39)	(60)	-	-
Cash Provided by (Used in) Financing Activities	19	(39)	(60)	-	(80)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	2	-	2

Increase (Decrease) in Cash and Cash Equivalents	(18)	(6)	6	-	(18)

CASH AND CASH EQUIVALENTS:
Beginning of period	98	7	86	-	191
End of period	$80	$1	$92	$-	$173

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

Overview

We are a global manufacturer and marketer of a variety of high-performance chemical-based materials that are used across automotive, construction, industrial and consumer applications.  We report our operations in three reportable segments consisting of Advanced Interlayers, Performance Films and Technical Specialties.  Through our Advanced Interlayers segment, we produce Polyvinyl Butyral (“PVB”) and Ethyl Vinyl Acetate (“EVA”) used in the manufacture of laminated glass for automotive, architectural and solar applications.   Our Performance Films segment manufactures, markets and distributes custom-coated window films for aftermarket automotive and architectural applications in addition to the manufacture of specialized technical films for use in a wide variety of industrial applications.  Technical Specialties is our specialty chemicals segment, which includes the manufacture and sale of specialty chemicals for the rubber, solar energy, process manufacturing and aviation industries.  The major products by reportable segment are as follows:

Reportable Segment	Products
Advanced Interlayers	● ● ●	SAFLEX® plastic interlayer VISTASOLAR® ethyl vinyl acetate encapsulants Specialty intermediate polyvinyl butyral resin and plasticizer
Performance Films	● ●	LLUMAR®, VISTA®, GILA®, V-KOOL®, HUPER OPTIK®, XIR® and FORMULAONE® professional and retail window films FLEXVUE™ precision coated films and other enhanced polymer films for industrial customers
Technical Specialties	● ● ● ●	CRYSTEX® insoluble sulphur SANTOFLEX® antidegradants THERMINOL® heat transfer fluids SKYDROL® aviation hydraulic fluids

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

The completion of the Eastman Chemical transaction remains subject to approval by Solutia’s shareholders and receipt of required regulatory approvals as well as other customary closing conditions. The waiting period under the Hart-Scott-Rodino (HSR) Act expired on March 28, 2012. The waiting period under the competition laws of South Korea expired on March 23, 2012, and we expect the Ukraine waiting period to expire on April 26, 2012.  On April 16, 2012, the Anti-Monopoly Bureau of the Ministry of Commerce of the People’s Republic of China granted clearance for this transaction.  The parties also received notification from the European Commission that they formally accepted their filing on April 16, 2012, which will start the waiting period.  The transaction is expected to close in mid-2012.

Consolidated Results of Operations - First Quarter 2012 Compared to First Quarter 2011

	Three Months Ended
	March 31,		Increase	% Increase
(dollars in millions, except per share amounts)	2012	2011	(Decrease)	(Decrease)
Net Sales	$498	$509	$(11)	(2	) %
Net Income attributable to Solutia	$53	$65	$(12)	(18	) %

Adjusted EBITDA (a)	$126	$135	$(9)	(7	) %
Adjusted EPS (a)	$0.55	$0.50	$0.05	10%

(a) Non-GAAP financial measure. See below for discussion and a reconciliation to GAAP measures

In the first quarter 2012, we reported net sales of $498 million, a 2 percent decrease as compared to $509 million reported in the first quarter 2011.  The decrease was driven by lower sales volumes of $22 million or 4 percent and unfavorable currency exchange rate fluctuations of $3 million or 1 percent, partially offset by higher selling prices of $14 million or 3 percent.   Net income attributable to Solutia of $53 million for first quarter 2012 represents a decrease of $12 million as compared to net income of $65 million reported in the same period in 2011.  Significantly impacting our results are net charges of $15 million and net gains of $5 million for the three months ended March 31, 2012 and 2011, respectively, which are more fully discussed within the Summary of Events Affecting Comparability section.  After consideration of these items, net income improved by $8 million on lower income tax, interest, depreciation and amortization expense, partially offset by lower Adjusted EBITDA of $9 million, as further discussed below.

Adjusted EBITDA for the first quarter of 2012 was $126 million as compared to $135 million for the same period in 2011, which represents a $9 million or a 7 percent decrease.  The decrease in Adjusted EBITDA was driven by higher raw materials of $20 million, as partially recovered through $14 million in higher selling prices, and lower sales volumes, which negatively impacted Adjusted EBITDA by $9 million, as partially offset by $5 million in lower operating expenses and $1 million in favorable currency exchange fluctuations.  Lower operating expenses were predominantly driven by better raw material and utility yields, higher fixed cost absorption as partially offset by higher R&D expenditures.

Adjusted Earnings Per Share for the first quarter of 2012 was $0.55 as compared to $0.50 for the same period in 2011, which represents a $0.05 or a 10 percent improvement.  The Adjusted Earnings Per Share impact from lower Adjusted EBITDA was more than offset by lower interest expense, resulting from the debt reduction achieved in 2011, and a lower income tax expense.  The lower income tax expense was driven predominantly by the reversal of a deferred tax liability related to the extension of the Company's tax holiday in Malaysia.

Outlook

As previously announced, in 2012, Solutia expects to generate annual revenue between $2.125 billion and $2.275 billion.

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

Adjusted EBITDA is defined as income from continuing operations attributable to Solutia before interest expense, loss on debt modification, income taxes, depreciation and amortization, certain gains and losses that affect comparability and non-cash share-based compensation expense.  Adjusted Earnings is defined as income from continuing operations attributable to Solutia excluding certain gains and losses, net of tax, that affect comparability.  Adjusted Earnings per Share is defined as Adjusted Earnings divided by weighted average diluted shares outstanding.  We believe Adjusted EBITDA, Adjusted Earnings and Adjusted Earnings per Share assist us in comparing our performance over various reporting periods and against our peers on a consistent basis because it removes from our operating results the impact of items that do not reflect our core operating performance.  Further, we believe Adjusted EBITDA, Adjusted Earnings and Adjusted Earnings per Share are useful to investors.  The compensation committee of our board of directors determines the annual incentive compensation for certain members of our management based, in part, using each of these financial measures.

See the Non-GAAP Reconciliations section of this MD&A for reconciliations of these non-GAAP financial measures to their most comparable measure calculated and presented in accordance with GAAP.

Critical Accounting Policies and Estimates

There were no changes in the three months ended March 31, 2012 with respect to our critical accounting policies, as presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2011 Form 10-K filed on February 24, 2012.

Results of Operations - First Quarter 2012 Compared to First Quarter 2011

Advanced Interlayers

(dollars in millions)	Three Months Ended
	March 31,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Net Sales	$203	$213	$(10)	(5	) %

Segment Profit	$40	$49	$(9)	(18	) %
Charges included in Segment Profit	$-	$-

The decrease in net sales in the first quarter 2012 resulted from lower sales volumes of $9 million or 5 percent and unfavorable currency exchange rate fluctuations of $3 million or 1 percent, partially offset by higher average selling prices of $2 million or 1 percent. The increase in selling prices is the result of price increases on annual customer contracts related to our SAFLEX® plastic interlayer, partially offset by price decreases on VISTASOLAR® EVA encapsulants.  Lower sales volumes were most significantly experienced by sales of VISTASOLAR® EVA encapsulants and, to a lesser extent, sales of SAFLEX® plastic interlayer in automotive markets, predominantly Europe, as partially offset by higher sales volumes of SAFLEX® plastic interlayer in architectural markets, predominantly Asia Pacific. The unfavorable currency impact was driven most notably by the weakening of the Euro versus the U.S. dollar, in comparison to the same period in 2011, due to our strong market positions in Europe.

The decrease in segment profit in the first quarter 2012 resulted primarily from higher raw material costs of $8 million, partially offset by higher selling prices, and lower sales volumes.

Performance Films

(dollars in millions)	Three Months Ended
	March 31,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Net Sales	$85	$76	$9	12%

Segment Profit	$12	$19	$(7)	(37	) %
Charges included in Segment Profit	$(4)	$-

The increase in net sales in the first quarter 2012 resulted from higher sales volumes of $9 million or 12 percent, as driven by higher window film sales volumes within the automotive market as partially offset by lower sales volumes experienced on precision coated films.

The decrease in segment profit in the first quarter 2012 resulted primarily from higher raw material costs of $3 million, higher fixed manufacturing and selling costs, and higher charges as discussed in the Summary of Events Affecting Comparability, as partially offset by higher sales volumes.

Technical Specialties

(dollars in millions)	Three Months Ended
	March 31,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Net Sales	$210	$220	$(10)	(5	) %

Segment Profit	$84	$98	$(14)	(14	) %
Gains included in Segment Profit	$-	$17

The decrease in net sales in the first quarter 2012 resulted from lower sales volumes of $22 million or 10 percent, partially offset by higher average selling prices of $12 million or 5 percent. Lower sales volumes of $6 million or 3 percent were due to the impact of the divestiture of various other rubber chemical businesses with the remaining decrease due to lower demand for CRYSTEX® insoluble sulfur and SANTOFLEX® antidegradants, particularly within the Asia Pacific and Europe markets, as partially offset by higher sales of THERMINOL® heat transfer fluids.

The decrease in segment profit in comparison to the first quarter 2011 resulted primarily from higher raw material costs of $9 million, lower sales volumes and higher R&D expenditures, as partially offset by higher selling prices, better raw material and utility yields and higher fixed cost absorption.

Unallocated and Other

(dollars in millions)	Three Months Ended
	March 31,		Increase	% Increase
Components of Unallocated and Other	2012	2011	(Decrease)	(Decrease)
Corporate Expenses	$(12)	$(15)
Share-based Compensation Expense	(6)	(5)
Other Unallocated Expense, net	(13)	(11)
Unallocated and Other results	$(31)	$(31)	$-	-%

Charges Included in Unallocated and Other
Corporate Expenses	$-	$(4)
Other Unallocated Expense, net	(11)	(8)
Charges Included in Unallocated and Other results	$(11)	$(12)

Unallocated and Other results were unchanged for the first quarter 2012 as compared to the same period in 2011.

Interest Expense

(dollars in millions)	Three Months Ended
	March 31,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Interest expense	$23	$28	$(5)	(18	) %

Interest expense decreased in the first quarter 2012, as compared to the same period in 2011, predominately due to a lower average debt balance and a lower average interest rate.  During the quarter ended March 31, 2012, our average debt balance was $1.3 billion compared to $1.5 billion for the same period in 2011.  Our average interest rate dropped from 6.1 percent for the quarter ended March 31, 2011 to 6.0 percent for the same period in 2012 as a result of the modification to our debt facility as discussed in Note 9 in the accompanying consolidated financial statements.

Loss on Debt Modification

(dollars in millions)	Three Months Ended
	March 31,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Loss on debt modification	$-	$2	$(2)	(100	) %

The loss on debt modification for the first quarter 2011 resulted from the modification of our $700 million senior term loan facility (“2017 Term Loan”) as discussed in the Summary of Events Affecting Comparability.  As a result of the modification, we incurred $2 million of fees.

Income Tax Expense

(dollars in millions)	Three Months Ended
	March 31,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Income tax expense (benefit)	$(1)	$8	$(9)	(113	) %

Income tax expense decreased in the first quarter 2012, as compared to the same time period in 2011, due to an increase in discrete tax benefits and, to a lesser extent, the change in the mix of income and losses in the tax jurisdictions in which we operate.  In the three months ended March 31, 2012, discrete tax benefits of $12 million were recognized compared to $2 million in the same period in 2011.  Most of the discrete tax benefit recognized in the period ended March 31, 2012 was due to the reversal of a deferred tax liability due to the extension of a Malaysian tax holiday.  The remaining discrete items in both periods were primarily due to the expiration of certain foreign audit periods and the re-measurement of other uncertain tax positions due to events in the current period.  Also impacting our income tax expense for the three months ended March 31, 2011 is income tax benefit of $2 million associated with certain unusual or infrequently occurring items, as described in the Summary of Events Affecting Comparability section.  After consideration of the discrete tax benefits and the income tax benefits on the events affecting comparability, tax expense was $11 million and $12 million in the three months ended March 31, 2012 and 2011, respectively.  The decrease in income tax expense is the result of an overall decrease in foreign earnings in the first quarter of 2012 from the same period in 2011, partially offset by an increase in earnings in jurisdictions with relatively high tax rates.  Income tax expense recorded in both periods relates only to foreign jurisdictions.

Financial Condition and Liquidity

As of March 31, 2012, our total liquidity was $387 million which was comprised of $279 million available under our $300 million revolving credit facility (“2015 Revolver”) and $108 million in cash and cash equivalents.  As of March 31, 2012, we had no draws against our 2015 Revolver but availability was reduced by letters of credit of $21 million.

For the remainder of 2012, our anticipated use of cash includes fulfillment of our interest, postretirement, environmental, tax and restructuring obligations, along with approximately $125 million in capital expenditures for new initiatives, capacity expansion and productivity enhancement along with those for maintenance and safety requirements.  To the extent it is necessary to fund growth initiatives and/or certain seasonal demands of our operations, an additional use of cash may be needed for working capital.  Finally, an additional use of cash will be on costs associated with our agreement and plan of merger with Eastman Chemical Company, as more fully described in Note 2 to our Consolidated Financial Statements, which are estimated to be $25 million only upon closing of the merger.

Cash flows from continuing operations are estimated to be our most significant source of cash for 2012.  In summary, we expect our current liquidity resources, along with future cash flows from continuing operations, will be adequate to meet projected cash requirements.  Additional liquidity, if necessary, would include additional lines of credit, financing of customer receivables and/or other assets and asset sales, all of which are allowable, with certain limitations, under our existing credit agreements and our Merger Agreement.

Cash Flows - Continuing Operations

Our cash flows from continuing operations attributable to operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the following table:

	Three Months Ended
Cash Flow Summary - Continuing Operations	March 31,		Increase
(dollars in millions)	2012	2011	(Decrease)
Cash provided by operating activities	$19	$49	$(30)
Cash provided by (used in) investing activities	(27)	8	(35)
Cash provided by (used in) financing activities	4	(80)	84
Effect of exchange rate changes on cash	2	2	-
Net change in cash for period attributable to continuing operations	$(2)	$(21)	$19

Operating activities:  In the first three months of 2012, we generated less cash from continuing operations than we did for the same period of 2011 primarily due to lower operating income, higher payments on our postretirement obligations and higher working capital requirements as partially offset by lower interest payments and lower tax payments.  Also negatively impacting our cash flow from operating activities are payments of $9 million related to our pending merger with Eastman Chemical Company.

Investing activities:  Cash used in investing activities of $27 million in the three months ended March 31, 2012, comprised entirely of capital expenditures, represents a $35 million change as compared to cash provided by investing activities of $8 million in the same period of 2011.  This difference is predominantly due to cash proceeds of $29 million received in 2011 on the sale of certain businesses and selected assets within our Technical Specialties segment along with an increase in capital expenditures in 2012.  The increase in capital expenditures in 2012 is most significantly driven by certain expansions at our Ghent, Belgium and Suzhou, China plants.  Furthermore, cash used in the first three months of 2011 include the payment of $5 million into a restricted cash fund related to cash collateral required by our foreign subsidiaries.

Financing activities:  Cash provided by financing activities of $4 million in the first three months of 2012 results primarily from $15 million of cash received from the exercise of stock options, as partially offset by $7 million in treasury stock purchases and $5 million in dividends paid on our common stock.  Cash used by financing activities of $80 million in the first three months of 2011 results primarily from $77 million in payments on our then existing senior term loan facility along with $2 million in fees associated with the refinancing of this debt completed in order to lower our interest rate and modify the terms allowing the Company additional strategic and financial flexibility.

Working Capital – Continuing Operations

Working capital used for continuing operations is summarized as follows:

Working Capital - Continuing Operations	March 31,	December 31,	Increase
(dollars in millions)	2012	2011	(Decrease)

Cash and cash equivalents	$108	$113
Trade receivables, net	221	236
Inventories	384	335
Other current assets	102	102
Total current assets	$815	$786

Accounts Payable	$181	$186
Accrued Liabilities	210	227
Total current liabilities	$391	$413

Working Capital	$424	$373	$51

Our working capital increased $51 million in the first three months of 2012 due to higher inventory levels and lower accrued liabilities, as partially offset by lower trade receivables on improvements in  cash collection.  Higher inventory levels were driven by a strategic increase in advance of planned start-ups of the Saflex® Suzhou, China sheet expansion and the Ghent, Belgium Saflex® acoustic line in the second quarter of 2012.  In addition, inventory levels of Therminol in Technical Speccialties are higher in preparation for delivery of large concentrating solar projects starting in early 2013.  The remainder of the increase in inventory was due to normal seasonality.  Lower accrued liabilities were predominantly due to the payment of our 2011 annual incentive plan in the first quarter of 2012.

From time to time we sell trade receivables without recourse to third parties.  These trade receivables were removed from our Consolidated Statement of Financial Position and reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows at the time of sale to the third party.  Uncollected trade receivables sold under these arrangements and removed from the Consolidated Statement of Financial Position were $15 million and $14 million at March 31, 2012 and December 31, 2011, respectively.  The average monthly amounts of trade receivables sold were $9 million for the three months ended March 31, 2012.

Cash Flows – Discontinued Operations

	Three Months Ended
Cash Flow Summary - Discontinued Operations	March 31,		Increase
(dollars in millions)	2012	2011	(Decrease)
Cash provided by (used in) operating activities	$(3)	$3	$(6)
Net change in cash for period attributable to discontinued operations	$(3)	$3	$(6)

Cash used in discontinued operations of $3 million for the three months ended March 31, 2012 is comprised of exit related payments associated with our Primary Accelerators shutdown, which ceased manufacturing in the third quarter 2010.  For the same period in 2011, cash provided by discontinued operations of $3 million represents cash proceeds from the monetization of Primary Accelerators working capital.

Capital Expenditures

Capital expenditures are projected to be approximately $150 million for the year ended December 31, 2012, of which $90 million to $100 million of this estimate is attributable to new products and expansion and productivity projects.  The remainder is attributable to maintenance and right-to-operate projects.

Pension Funding

We sponsor several defined benefit pension plans into which we made cash contributions of $22 million in the first three months of 2012.  We expect to contribute additional cash to these pension plans in the range of $55 million to $60 million during 2012. Actual contributions to the plans and satisfaction of these outstanding liabilities may differ and will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

Supplementary Information - First Quarter 2012 Compared to First Quarter 2011

Summary of Events Affecting Comparability

Charges and gains recorded in the three months ended March 31, 2012 and 2011 and other events affecting comparability have been summarized and described in the table and accompanying footnotes below (dollars in millions):

2012 Events

Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated/ Other	Consolidated
Impact on:
Cost of goods sold	$-	$2	$-	$-	$2	(a)
Selling, general and administrative expenses	-	2	-	11	13	(b)
Pre-tax Income Statement Impact	$-	$(4)	$-	$(11)	$(15)
Income tax benefit					-	(c)
After-tax Income Statement Impact					$(15)

(a) Inventory step-up related to the Southwall acquisition ($2 million pre-tax and after-tax).
(b) Acquisition related expenses on the Southwall acquisition and the pending Eastman merger of $2 million and $11 million, respectively ($13 million pre-tax and after-tax).
(c) Income tax impact has been provided on gains and charges in the quarter recognized at the tax rate in the jurisdiction in which they have been or will be realized.

2011 Events

Increase/(Decrease)	Advanced Interlayers	Performance Films	Technical Specialties	Unallocated/ Other	Consolidated
Impact on:
Selling, general and administrative expenses	$-	$-	$-	$4	$4	(a)
Other operating income, net	-	-	-	8	8	(a)
	-	-	(17)	-	(17)	(b)
Operating Income Impact	$-	$-	$17	$(12)	$5
Loss on debt modification	-	-	-	(2)	(2)	(c)
Pre-tax Income Statement Impact	$-	$-	$17	$(14)	$3
Income tax benefit					(2)	(d)
After-tax Income Statement Impact					$5

(a) Severance and other charges related to the relocation of our European regional headquarters ($12 million pre-tax and $8 million after-tax).
(b) Gain on certain other rubber chemicals divestitures ($17 million pre-tax and $15 million after-tax).
(c) Charges related to the modification of our 2017 Term Loan ($2 million pre-tax and after-tax).
(d) Income tax impact has been provided on gains and charges at the tax rate in the jurisdiction in which they have been or will be realized.

Non-GAAP Reconciliations

Reconciliations of our non-GAAP measures to GAAP measures are included below.  Amounts are stated in millions, except per share figures.
	Three Months Ended
	March 31,
Adjusted EBITDA	2012	2011
Net Income attributable to Solutia	$53	$65
Plus:
Income tax expense (benefit)	(1)	8
Interest expense	23	28
Loss on debt modification	-	2
Depreciation and amortization	30	32
Subtotal	$105	$135
Plus:
Events affecting comparability (a)	$15	$(5)
Non-cash share-based compensation expense	6	5
Adjusted EBITDA	$126	$135

(a) See Summary of Events Affecting Comparability for operating income impact.

	Three Months Ended
	March 31,
Adjusted Earnings and Adjusted EPS	2012	2011
Net Income attributable to Solutia	$53	$65
Plus: Events affecting comparability, net of tax (a)	15	(5)
Adjusted Earnings	$68	$60
Weighted average diluted shares outstanding	122.6	121.2
Adjusted Earnings per Share	$0.55	$0.50

(a) See Summary of Events Affecting Comparability.

Contingencies

See Note 8 to the accompanying consolidated financial statements for a summary of our contingencies as of March 31, 2012.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

There have been no material changes in market risk exposures during the three months ended March 31, 2012 that affect the disclosures presented in the information appearing under Item 7a. Quantitative and Qualitative Disclosures about Market Risk as presented in our 2011 Form 10-K.

Item 4.  CONTROLS AND PROCEDURES

During the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective.  Further, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our 2011 Form 10-K describes a purported class action lawsuit which was filed in the Circuit Court of Putnam County, West Virginia against Flexsys, Pharmacia, Monsanto and Akzo Nobel (Solutia is not named as a defendant) alleging exposure to dioxin from Flexsys Nitro, West Virginia facility which is now closed.  In February 2012, Monsanto reached a tentative global resolution with the plaintiffs in the class action and the individual lawsuits.  The court has given tentative approval to the settlement terms, but a fairness hearing has been scheduled for June 2012 for final approval of the settlement.  Pursuant to the terms of the Monsanto-Solutia Settlement Agreement, Solutia and Flexsys will have no obligations under the terms of the settlement of these litigation matters.

Our 2011 Form 10-K describes four purported stockholder class action complaints filed as a result of the announcement of our pending merger with Eastman Chemical Company.  Three of the actions were filed in Delaware (collectively, the “Delaware Action”) and one was filed in Missouri (the “Missouri Action”).  On March 5, 2012, the plaintiff in the Missouri Action agreed to stay the litigation in deference to the Delaware Action and agreed to dismiss the Missouri Action once there is a final resolution of the Delaware Action.  On March 22, 2012, plaintiffs in the Delaware Action filed a consolidated amended complaint.  The complaint names as defendants Solutia, the Individual Defendants, Eastman, and Merger Sub.  The complaint generally alleges, among other things, that the Individual Defendants breached their fiduciary duties by failing to take steps to maximize the value of Solutia to its public shareholders, failing to properly value Solutia, agreeing to allegedly preclusive deal protection devices, and vesting themselves with benefits that are not shared with the public shareholders, and that Solutia, Eastman, and Merger Sub aided and abetted these purported breaches of fiduciary duties.  Additionally, the complaint alleges that the Individual Defendants breached their fiduciary duty of disclosure by allegedly omitting material information regarding the proposed Merger in the Form S-4 Registration Statement filed with the SEC on March 7, 2012.  The relief sought includes, among other things, an injunction prohibiting the consummation of the Merger, rescission of the Merger (to the extent the Merger has already been consummated), and attorneys’ fees and costs. Solutia believes the plaintiffs’ allegations lack merit and will vigorously contest them.  On May 3, 2012, the parties to the Delaware Action reached an agreement to settle the Delaware Action, the terms of which are reflected in a Memorandum of Understanding (“MOU”) entered into by the parties on that date.  The MOU was filed with the Delaware Court of Chancery on May 7, 2012.  Pursuant to the MOU, defendants have agreed to make certain additional disclosures in Eastman’s next filing of the Form S-4 Registration Statement.  Consummation of the proposed settlement is subject to, among other things, the consummation of the proposed transaction with Eastman and the completion of reasonable good faith confirmatory discovery satisfactory to Plaintiffs’ counsel in the Delaware Action.  Pursuant to the MOU, the parties to the Delaware Action will present the settlement to the Court for hearing and approval as soon as reasonably practicable following dissemination of appropriate notice to class members.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Credit Facility and our indentures for the 8.75% Notes and 7.875% Notes include restrictive covenants that limit our ability to repurchase stock and pay dividends.

(c ) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2012	-	$-	-	$-
February 1-28, 2012	254,593	$27.77	-	$-
March 1-31, 2012	43	$28.08	-	$-
Total	254,636	$27.77	-	$-

(1)	Shares surrendered to the Company by an employee to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock. Shares surrendered are held in treasury.
(2)	Average price paid per share reflects the closing price of Solutia common stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of restricted common stock.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

See the Exhibit Index at page 41 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLUTIA INC.
(Registrant)
/s/Christopher J. Bray
(Vice President and Controller)
(On behalf of the Registrant and as
Principal Accounting Officer)

Dated:  May 8, 2012

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